Form 10-Q
period 2011-09-30
Mericol, Inc.
filed 2012-02-02
CIK 1517990

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-173972

MERICOL, INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7370 (Primary Standard Industrial Classification Code Number)	33-1219696 (IRS Employer Identification No.)

5795 Ave. Decelles, Ste. 511

Montreal, QC H3S2C4

Canada

(Address of principal executive offices)

 (514) 9636339

 (Issuer’s telephone number)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ]

Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 1, 2012
Common Stock, $0.001	9,760,000

2 | Page

Form 10-Q

3 | Page

MERICOL, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	SEPTEMBER 30, 2011 (Unaudited)	MARCH 31, 2011 (Derived from audited financial statements)
Current Assets
Cash and cash equivalents	$ 490	$ 7,495

Total Assets	$ 490	$ 7,495

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Indebtedness to related party (Note 4)	499	499

Total Liabilities	499	499

Stockholder’s Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 7,500,000 shares issued and outstanding (Note 5)	7,500	7,500
Deficit accumulated during the development stage	(7,509)	(504)
Total Stockholder’s Equity (Deficit)	(9)	6,996

Total Liabilities and Stockholder’s Equity (Deficit)	$ 490	$ 7,495

See accompanying notes to unaudited financial statements

4 | Page

MERICOL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2011	FOR THE SIX MONTHS PERIOD ENDED SEPTEMBER 30, 2011	FOR THE PERIOD FROM NOVEMBER 17, 2010 (INCEPTION) TO SEPTEMBER 30, 2011
REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
General and Administrative Expenses	630	7,005	7,509
TOTAL OPERATING EXPENSES	630	7,005	7,509
NET LOSS FROM OPERATIONS	(630)	(7,005)	(7,509)
PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (630)	$ (7,005)	$ (7,509)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,500,000	7,500,000

See accompanying notes to unaudited financial statements

5 | Page

MERICOL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE SIX MONTHS PERIOD ENDED SEPTEMBER 30, 2011	FOR THE PERIOD FROM NOVEMBER 17, 2010 (INCEPTION) TO SEPTEMBER 30, 2011
OPERATING ACTIVITIES
Net loss for the period	$ (7,005)	$ (7,509)
CASH FLOWS USED IN OPERATING ACTIVITIES	(7,005)	(7,509)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	7,500
Indebtedness to related party	-	499
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	7,999

NET INCREASE IN CASH	(7,005)	490
Cash, beginning of period	7,495	0
Cash, end of period	$ 490	$ 490
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to unaudited financial statements

6 | Page

MERICOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

MERICOL, INC. (the "Company") was incorporated under the laws of the State of Nevada, U.S. on November 17, 2010. We are a Montreal-based company and intend to provide 3D printing  services. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through September 30, 2011 the Company has not generated any revenue and has accumulated losses of $7,509.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $7,509 as of September 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3– SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

7 | Page

MERICOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 3– SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a March 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $490 cash and $-0- cash equivalents as of September 30, 2011.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder.  The carrying amounts of cash and current liabilities approximate fair value because of the short-term maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments.

The FASB ASC clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Income Taxes

We account for income taxes as required by the Income Tax Topic of the FASB ASC, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

8 | Page

MERICOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return as a “major” tax jurisdiction, as defined.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2011.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholder’s Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

9 | Page

MERICOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4 –INDEBTEDNESS TO RELATED PARTY

The sole officer/director loaned $499 to the Company to pay for incorporation and organization fees.  The amount is not due on demand, non-interest bearing and unsecured.  The balance due to sole officer/director was $499 as of September 30, 2011.

NOTE 5 – COMMON STOCK

On March 4, 2011, the Company issued 7,500,000 shares of common stock for cash proceeds of $7,500 at $0.001 per share to its sole officer/director. There were 7,500,000 shares of common stock issued and outstanding as of September 30, 2011.

NOTE 6– INCOME TAXES

As of September 30, 2011, the Company had net operating loss carry forwards of $7,509 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – SUBSEQUENT EVENTS

The Company issued 2,260,000  shares of Common stock for cash proceeds of  $22,600 at $0.01 per share in October and November 2011.

10 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

We were incorporated in the State of Nevada on November 17, 2010. We are a start-up stage operations and have not generated any revenues. We intend to provide 3D printing services.  We have not generated any revenues and the only operation we have engaged in is the development of a business plan and execution of the service agreement with Licon, Corp.

We intend to provide 3D printing services and plan on using advanced computer technology to produce rapid 3D prototyping. Three-dimensional printing technologies find use in the industrial design, architecture, engineering and construction, automotive, aerospace, dental and medical industries and are more affordable and easier to use than other additive manufacturing technologies.

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on November 17, 2010 to September 30, 2011.  As of September 30, 2011, we had total assets of $490 and total liabilities of $499.  Since our inception to September 30, 2011, we have accumulated a deficit of $7,509.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

11 | Page

Six Month Period Ended September 30, 2011 Compared to the period from Inception (November 17, 2010) to September 30, 2011

Our net loss for the six month period ended September 30, 2011 was $7,005 compared to a net loss of $7,509  during the period from inception (November 17, 2010) to September 30, 2011. During the six month period ended September 30, 2011, we  have not generated   any revenue.

During the  six month period ended September 30, 2011, we incurred  general and administrative expenses of $7,005 compared to $7,509 incurred during the period from inception (November 17, 2010) to September 30, 2011. General and administrative expenses incurred during the six month period ended September 30, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 7,500,000 for the six month period ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011

As at September 30, 2011, our current assets were $490 compared to $7,495 in current assets at March 31, 2011. As at September 30, 2011, our current liabilities were $499. Current liabilities were comprised entirely of $499 in advance from director.

Stockholders’ deficit was $9 as of September 30, 2011 compare to stockholders’ equity of $6,996 as of March 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six  month period ended September 30, 2011, net cash flows used in operating activities was $7,005 consisting of a net loss of $7,005. Net cash flows used in operating activities was $7,509 for the period from inception (November 17, 2010) to September 30, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended September 30, 2011, Company has not generated cash flows from financing activities. For the period from inception (November 17, 2010) to September 30, 2011, net cash provided by financing activities was $7,999 received from proceeds from issuance of common stock and advance from director.

12 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

13 | Page

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

14 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

15 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERICOL, INC.
Dated: February 1, 2012	By: /s/ Sergiu Pojoga
Sergiu Pojoga, President and Chief Executive Officer and Chief Financial Officer

16 | Page