Form 10-Q
period 2011-12-31
Mericol, Inc.
filed 2012-02-02
CIK 1517990

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

2 | Page

Form 10-Q

3 | Page

MERICOL, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	DECEMBER 31, 2011 (Unaudited)	MARCH 31, 2011 (Derived from audited financial statements)
Current Assets
Cash and cash equivalents	$ 13,512	$ 7,495
Prepaid expenses	7,333	-

Total Assets	$ 20,845	$ 7,495

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Indebtedness to related party (Note 4)	499	499

Total Liabilities	499	499

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 9,760,000 shares issued and outstanding (Note 5) (7,500,000 shares issues and outstanding as at March 31, 2011)	9,760	7,500
Additional Paid-in-capital	20,340
Deficit accumulated during the development stage	(9,754)	(504)
Total Stockholder’s Equity	20,346	6,996

Total Liabilities and Stockholder’s Equity	$ 20,845	$ 7,495

See accompanying notes to unaudited financial statements

4 | Page

MERICOL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THE THREE MONTHS PERIOD ENDED DECEMBER 31, 2011	FOR THE NINE MONTHS PERIOD ENDED DECEMBER 31, 2011	FOR THE PERIOD FROM NOVEMBER 17, 2010 (INCEPTION) TO DECEMBER 31, 2011
REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
General and Administrative Expenses	2,245	9,250	9,754
TOTAL OPERATING EXPENSES	2,245	9,250	9,754
NET LOSS FROM OPERATIONS	(2,245)	(9,250)	(9,754)
PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (2,245)	$ (9,250)	$ (9,754)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,805,652	7,936,800

See accompanying notes to unaudited financial statements

5 | Page

MERICOL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE NINE MONTHS PERIOD ENDED DECEMBER 31, 2011	FOR THE PERIOD FROM NOVEMBER 17, 2010 (INCEPTION) TO DECEMBER 31, 2011
OPERATING ACTIVITIES
Net loss for the period	$ (9,250)	$ (9,754)
Prepaid expenses	(7,333)	(7,333)
CASH FLOWS USED IN OPERATING ACTIVITIES	(16,583)	(17,087)

FINANCING ACTIVITIES
Proceeds from sale of common stock	22,600	30,100
Indebtedness to related party	-	499
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	30,599

NET INCREASE IN CASH	6,017	13,512
Cash, beginning of period	7,495	0
Cash, end of period	$ 13,512	$ 13,512
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to unaudited financial statements

6 | Page

MERICOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

MERICOL, INC. (the "Company") was incorporated under the laws of the State of Nevada, U.S. on November 17, 2010. We are a Montreal-based company and intend to provide 3D printing  services. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through December 31, 2011 the Company has not generated any revenue and has accumulated losses of $9,754.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $9,754 as of December 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

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

DECEMBER 31, 2011

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $13,512 cash and $-0- cash equivalents as of December 31, 2011.

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

DECEMBER 31, 2011

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2011.

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

DECEMBER 31, 2011

The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4 –INDEBTEDNESS TO RELATED PARTY

The sole officer/director loaned $499 to the Company to pay for incorporation and organization fees.  The amount is not due on demand, non-interest bearing and unsecured.  The balance due to sole officer/director was $499 as of December 31, 2011.

NOTE 5 – COMMON STOCK

On March 4, 2011, the Company issued 7,500,000 shares of common stock for cash proceeds of $7,500 at $0.001 per share to its sole officer/director.

In October and November 2011, the Company issued 2,260,000  shares of Common stock for cash proceeds of  $22,600 at $0.01 per share.

There were 9,760,000 shares of common stock issued and outstanding as of December 31, 2011.

NOTE 6– INCOME TAXES

As of December 31, 2011, the Company had net operating loss carry forwards of $9,754 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2011 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on November 17, 2010 to December 31, 2011.  As of December 31, 2011, we had total assets of $20,845 and total liabilities of $499.  Since our inception to December 31, 2011, we have accumulated a deficit of $9,754.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

11 | Page

Nine Month Period Ended December 31, 2011 Compared to the period from Inception (November 17, 2010) to December 31, 2011

Our net loss for the nine month period ended December 31, 2011 was $7,005 compared to a net loss of $7,509  during the period from inception (November 17, 2010) to December 31, 2011. During the nine month period ended December 31, 2011, we  have not generated   any revenue.

During the  nine month period ended December 31, 2011, we incurred  general and administrative expenses of $9,250 compared to $9,754 incurred during the period from inception (November 17, 2010) to December 31, 2011. General and administrative expenses incurred during the nine month period ended December 31, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 7,936,800 for the nine month period ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011

As at December 31, 2011, our current assets were $20,845 compared to $7,495 in current assets at March 31, 2011. Our current assets were comprised of $13,512 in cash and $7,333 in prepaid expenses. As at December 31, 2011, our current liabilities were $499. Current liabilities were comprised entirely of $499 in advance from director.

Stockholders’ equity increased from $6,996 as of March 31, 2011 to $20,346 as of December 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine  month period ended December 31, 2011, net cash flows used in operating activities was $16,583 consisting of a net loss of $9,250 and prepaid expenses of $7,333. Net cash flows used in operating activities was $17,087 for the period from inception (November 17, 2010) to December 31, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended December 31, 2011, net cash provided by financing activities was $22,600. For the period from inception (November 17, 2010) to December 31, 2011, net cash provided by financing activities was $30,599 received from proceeds from issuance of common stock and advance from director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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