Form 10-K
period 2012-03-31
Mericol, Inc.
filed 2012-05-08
CIK 1517990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-173972

MERICOL, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7370 (Primary Standard Industrial Classification Code Number)	33-1219696 (IRS Employer Identification No.)

(Address, including zip code, Telephone and Facsimile Number including area code, of Registrant’s

Principal Executive Offices)

5795 Ave. Decelles, Ste. 511

Montreal, QC H3S2C4

Canada

Telephone (514) 9636339

 (Address and telephone number of principal executive offices)

____________________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [ X]

As of May 7, 2012, the registrant had 9,760,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 7, 2012.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any real estate or other properties.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “MRCI”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of March 31, 2012, no shares of our common stock have traded.

Number of Holders

As of March 31, 2012, the 9,760,000 issued and outstanding shares of common stock were held by a total of 26 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended March 31, 2012.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED MARCH 31, 2012 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2011.

Our net loss for the fiscal year ended March 31, 2012 was $27,395 compared to a net loss of $504  for the period from Inception (November 17, 2010) to March 31, 2011. During fiscal year ended March 31, 2012, the Company did not generate any revenue.

During the fiscal year ended March 31, 2012, we incurred general and administrative expenses of $26,891 compared to $504 incurred during the period from Inception (November 17, 2010) to March 31, 2011.  These expenses incurred during the fiscal year ended March 31, 2012 consisted of: bank charges of $43 (2011:  $5); professional fees of $10,060 (2011: $-0-); and miscellaneous charges of $16,788 (2011: $499).

Expenses incurred  during  fiscal year ended March 31, 2012  compared to fiscal year ended March 31, 2011  increased primarily due to the  increased  scale and scope  of  business  operations.  General and administrative expenses generally include  corporate overhead,  financial and  administrative  contracted services,  marketing,  and consulting costs.

The weighted average  number of shares  outstanding  was  8,390,109 for the fiscal year ended March 31, 2012 compared to 1,555,556 for the fiscal year ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MARCH 31, 2012

As of March 31, 2012, our current assets were $6,179 and our total liabilities were $3,474. As of March 31, 2012, current assets were comprised of $846  in cash and  $5,333  in prepaid expenses. As of March 31, 2012, total liabilities were comprised of $3,474  in loans from Director.

As of March 31, 2012, our total assets were $6,179 comprised entirely of current assets.  Stockholders’ equity decreased from $6,996 as of March 31, 2011 to $2,705 as of March 31, 2012.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the fiscal year ended March 31, 2012, net cash flows used in operating activities was $32,224 consisting of a net loss of $26,891 and increase in prepaid expenses of $5,333. Net cash flows used in operating activities was $32,728 for the period from inception (November 17, 2010) to March 31, 2012.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended March 31, 2012 net cash provided by financing activities was $25,575, received from proceeds from issuance of common stock and loan from Director.  For the period from inception (November 17, 2010) to March 31, 2012, net cash provided by financing activities was $33,574 received from proceeds from issuance of common stock and loan from Director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2012 and March 31, 2011 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets as of March 31, 2012 and March 31, 2011

Statements of Operations for the year ended March 31, 2012; and the periods from inception (November 17, 2010)

to March 31, 2011 and March 31, 2012

Statement of Stockholders’ Equity from inception (November 17, 2010) to March 31, 2012

Statements of Cash Flows for the year ended March 31, 2012; and the periods from inception (November 17, 2010)

to March 31, 2011 and March 31, 2012

Notes to the Financial Statements

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Mericol, Inc.

Montreal, Canada

I have audited the accompanying balance sheets of Mericol, Inc. (a development stage company) as of March 31, 2012 and 2011, and the related  statements of operations, stockholders' (deficit) and cash flows for the year ended March 31, 2012, the period from November 17, 2010 (inception) through March 31, 2011, and for the period from November 17, 2010 (inception) through March 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the  financial statements referred to above present fairly, in all material respects, the  financial position of Mericol, Inc. as of as of March 31, 2012 and 2011, and the  results of its operations and its cash flows for the year ended March 31, 2012, the period from November 17, 2010 (inception) through March 31, 2011, and for the period from November 17, 2010 (inception) through March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered a loss from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado May 4, 2012	Ronald R. Chadwick, P.C. RONALD R. CHADWICK, P.C.

MERICOL, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	MARCH 31, 2012	MARCH 31, 2011
Current Assets
Cash and cash equivalents	$ 846	$ 7,495
Prepaid expenses	5,333	-

Total Assets	$ 6,179	$ 7,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Indebtedness to related party (Note 4)	3,474	499

Total Liabilities	3,474	499

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 9,760,000 shares issued and outstanding (Note 5) (7,500,000 shares issues and outstanding as at March 31, 2011)	9,760	7,500
Additional Paid-in-capital	20,340
Deficit accumulated during the development stage	(27,395)	(504)
Total Stockholders’ Equity	2,705	6,996

Total Liabilities and Stockholders’ Equity	$ 6,179	$ 7,495

See accompanying notes to unaudited financial statements

MERICOL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	YEAR ENDED MARCH 31, 2012	FOR THE PERIOD FROM NOVEMBER 17, 2010 (INCEPTION) TO MARCH 31, 2011	FOR THE PERIOD FROM NOVEMBER 17, 2010 (INCEPTION) TO MARCH 31, 2012
REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
General and Administrative Expenses	26,891	504	27,395
TOTAL OPERATING EXPENSES	26,891	504	27,395
NET LOSS FROM OPERATIONS	(26,891)	(504)	(27,395)
PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (26,891)	$ (504)	$ (27,395)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,390,109	1,555,556

See accompanying notes to unaudited financial statements

MERICOL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

 FOR THE PERIOD FROM NOVEMBER 17, 2010 (INCEPTION) TO MARCH 31, 2012

	Common Stock		Additional Paid-in- Capital	Deficit Accumulated during the Development Stage	Total Stockholder’s Deficit
	Shares	Par Value

Inception, November 17, 2010	-	$ -	$ -	$ -	$ -
March 4, 2011
Shares sold to officer/director at $0.001 per share (Note 4)	7,500,000	7,500	-	-	7,500
Net loss for the period ended March 31, 2011	-	-		(504)	(504)
Balance, March 31, 2011	7,500,000	$ 7,500	$ -	$ (504)	$ 6,996
Common shares issued for cash at $0.01	2,260,000	2,260	20,340	-	22,600
Net (loss)	-	-	-	(26,891)	(26,891)
Balance, March 31, 2012	9,760,000	$ 9,760	$ 20,340	$ (27,395)	$ 2,705

See accompanying notes to financial statements.

MERICOL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	YEAR ENDED MARCH 31, 2012	FOR THE PERIOD FROM NOVEMBER 17, 2010 (INCEPTION) TO MARCH 31, 2011	FOR THE PERIOD FROM NOVEMBER 17, 2010 (INCEPTION) TO MARCH 31, 2012
OPERATING ACTIVITIES
Net loss for the period	$ (26,891)	$ (504)	$ (27,395)
Prepaid expenses	(5,333)	-	(5,333)
CASH FLOWS USED IN OPERATING ACTIVITIES	(32,224)	(504)	(32,728)

FINANCING ACTIVITIES
Proceeds from sale of common stock	22,600	7,500	30,100
Indebtedness to related party	2,975	499	3,474
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	25,575	7,999	33,574

NET INCREASE IN CASH	(6,649)	7,495	846
Cash, beginning of period	7,495	0	0
Cash, end of period	$ 846	$ 7,495	$ 846
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to unaudited financial statements

MERICOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

MERICOL, INC. (the "Company") was incorporated under the laws of the State of Nevada, U.S. on November 17, 2010. We are a Montreal-based company and intend to provide 3D printing  services. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through March 31, 2012 the Company has not generated any revenue and has accumulated losses of $27,395.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $27,395 as of March 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $846 cash and $-0- cash equivalents as of March 31, 2012.

MERICOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 3– SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

MERICOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2012.

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

MERICOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 4 –INDEBTEDNESS TO RELATED PARTY

The sole officer/director loaned $3,474 to the Company to pay for incorporation and organization fees.  The amount is not due on demand, non-interest bearing and unsecured.  The balance due to sole officer/director was $3,474 as of March 31, 2012.

NOTE 5 – COMMON STOCK

On March 4, 2011, the Company issued 7,500,000 shares of common stock for cash proceeds of $7,500 at $0.001 per share to its sole officer/director.

In October and November 2011, the Company issued 2,260,000  shares of Common stock for cash proceeds of  $22,600 at $0.01 per share.

There were 9,760,000 shares of common stock issued and outstanding as of March 31, 2012.

NOTE 6– INCOME TAXES

As of March 31, 2012, the Company had net operating loss carry forwards of $27,395 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2012 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the  participation of our management, including Mr. Pojoga ,  our Chief  Executive  Officer and our Chief Financial  Officer of the effectiveness of the design and operation of our disclosure  controls  and  procedures  as of  March 31, 2012.  Based  on  that evaluation,  Mr. Pojoga concluded that our disclosure  controls and procedures were  effective  as of such date to ensure that  information  required to be disclosed  in the  reports that we file or submit  under the  Exchange  Act, is recorded,  processed,  summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal  control over financial  reporting  during the year ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain  "disclosure  controls and  procedures,"  as such term is defined in Rule 13a-15(e) under the Securities  Exchange Act of 1934 (the "Exchange  Act"), that are  designed to ensure that  information required to be  disclosed in our Exchange Act reports is recorded, processed,  summarized and reported within the time periods  specified in the  Securities  and  Exchange  Commission  rules and forms,  and that  such  information  is  accumulated  and  communicated  to our management,  including our Chief Executive  Officer/Chief  Financial Officer, as appropriate,  to  allow  timely  decisions  regarding required  disclosure.  We conducted an evaluation (the  "Evaluation"),  under the supervision and with the participation  of our Chief  Executive  Officer/Chief  Financial  Officer of the effectiveness  of the  design and  operation  of our  disclosure  controls  and procedures  ("Disclosure  Controls") as of the end of the period covered by this report  pursuant to Rule  13a-15 of the  Exchange  Act.  The  evaluation  of our disclosure controls and procedures included a review of the disclosure controls' and  procedures' objectives,  design,  implementation  and  the  effect  of the controls and procedures on the information generated for use in this report. In the  course of our  evaluation,  we  sought to  identify  data  errors, control problems or acts of fraud and to confirm the appropriate  corrective actions, if any, including process improvements,  were being undertaken. Our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this Annual report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

 The name, address and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Sergiu Pojoga	30	President, Principal Executive Officer, Secretary, Treasurer,
5795 Ave. Decelles, Ste. 511		Principal Financial Officer, Principal Accounting Officer
Montreal QC H3S2C4, Canada		and sole member of the Board of Directors.

Biographical Information and Background of officer and director

Mr. Pojoga has acted as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors since our incorporation on November 17, 2010.  Mr. Pojoga’s previous experience, qualifications, attributes or skills were not considered when he was appointed as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors.

In 2003, Mr. Pojoga graduated from University of Moldova with Bachelor Degree in Computer Science.  After graduation, from 2003 to 2004, he worked for the National Commission of Financial Markets in Moldova. In 2005 he went on working for DAAC-Hermes, a Moldova based company, specializing in auto sales. In June of 2009 Mr. Pojoga accepted position of telecommunications provisioning specialist at Convergia Networks, a Montreal-based corporation, specializing in voice and data services, including local analog and digital phone lines, long distance, cellular services, hosted PBX, dedicated PRI and T1 voice circuits, ADSL, high speed static IP Internet, MPLS networks, audio and web conferencing, VOIP, SIP trunking and computer softphone. Mr. Pojoga’s job responsibilities include, but are not limited to planning network installations by ordering service and gathering equipment supplies, materials, and tools; working with internal installation team and engineering team to ensure that site surveys contain relevant information to accommodate telecom provisioning.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on November 17, 2010  to March 31, 2012 and subsequent thereto to the date of this prospectus.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Sergiu Pojoga , President, Treasurer and Secretary
	2011	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of March 31, 2012, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of March 31, 2012 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Sergiu Pojoga 5795 Ave. Decelles, Ste. 511 Montreal QC H3S2C4, Canada	7,500,000 shares of common stock	76.84%

The percent of class is based on 9,760,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended March 31, 2012, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During  fiscal year ended March 31, 2012, we incurred  approximately  $7,100 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements and for the  reviews of our financial  statements.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1  Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

32.1    Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

101       Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERICOL, INC.
Dated: May 7, 2012	By: /s/ Sergiu Pojoga
Sergiu Pojoga , President and Chief Executive Officer and Chief Financial Officer