Form 10-Q
period 2012-06-30
Mericol, Inc.
filed 2012-08-13
CIK 1517990

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

848 N. Rainbow Blvd. #2741

Las Vegas, NV 89107

(Address of principal executive offices)

(702) 706-5576

 (Issuer’s telephone number)

5795 Ave. Decelles, Ste. 511

Montreal, QC H3S2C4

Canada

(Former name, former address and former fiscal year, if changed since last report)

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 7, 2012
Common Stock, $0.001	9,760,000

2 | Page

Form 10-Q

3 | Page

MERICOL, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	JUNE 30, 2012	MARCH 31, 2012
Current Assets
Cash and cash equivalents	$ 227	$ 846
Prepaid expenses	3,333	5,333

Total Assets	$ 3,560	$ 6,179

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Indebtedness to related party (Note 4)	7,949	3,474

Total Liabilities	7,949	3,474

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 9,760,000 shares issued and outstanding (Note 5)	9,760	9,760
Additional Paid-in-capital	20,340	20,340
Deficit accumulated during the development stage	(34,489)	(27,395)
Total Stockholders’ Equity (Deficit)	(4,389)	2,705

Total Liabilities and Stockholders’ Equity (Deficit)	$ 3,560	$ 6,179

See accompanying notes to unaudited financial statements

4 | Page

MERICOL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS PERIOD ENDED JUNE 30, 2012	FOR THE THREE MONTHS PERIOD ENDED JUNE 30, 2011	FOR THE PERIOD FROM NOVEMBER 17, 2010 (INCEPTION) TO JUNE 30, 2012
REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
General and Administrative Expenses	7,094	6,375	34,489
TOTAL OPERATING EXPENSES	7,094	6,375	34,489
NET LOSS FROM OPERATIONS	(7,094)	(6,375)	(34,489)
PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (7,094)	$ (6,375)	$ (34,489)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	9,760,000	7,500,000

See accompanying notes to unaudited financial statements

5 | Page

MERICOL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS PERIOD ENDED JUNE 30, 2012	FOR THE THREE MONTHS PERIOD ENDED JUNE 30, 2011	FOR THE PERIOD FROM NOVEMBER 17, 2010 (INCEPTION) TO JUNE 30, 2012
OPERATING ACTIVITIES
Net loss for the period	$ (7,094)	$ (6,375)	$ (34,489)
Prepaid expenses	2,000	-	(3,333)
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,094)	(6,375)	(37,822)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	30,100
Indebtedness to related party	4,475	-	7,949
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,475	-	38,049

NET INCREASE IN CASH	(619)	(6,375)	227
Cash, beginning of period	846	7,495	0
Cash, end of period	$ 227	$ 1,120	$ 227
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to unaudited financial statements

6 | Page

MERICOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

MERICOL, INC. (the "Company") was incorporated under the laws of the State of Nevada, U.S. on November 17, 2010. We are a Montreal-based company and intend to provide 3D printing  services. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through June 30, 2012 the Company has not generated any revenue and has accumulated losses of $34,489.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $34,489 as of June 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $227 cash and $-0- cash equivalents as of June 30, 2012.

7 | Page

MERICOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2012

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

JUNE 30, 2012

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2012.

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

9 | Page

MERICOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 4 –INDEBTEDNESS TO RELATED PARTY

The sole officer/director loaned $7,949 to the Company to pay for incorporation and organization fees.  The amount is not due on demand, non-interest bearing and unsecured.  The balance due to sole officer/director was $7,949 as of June 30, 2012.

NOTE 5 – COMMON STOCK

On March 4, 2011, the Company issued 7,500,000 shares of common stock for cash proceeds of $7,500 at $0.001 per share to its sole officer/director.

In October and November 2011, the Company issued 2,260,000  shares of Common stock for cash proceeds of  $22,600 at $0.01 per share.

There were 9,760,000 shares of common stock issued and outstanding as of June 30, 2012.

NOTE 6– INCOME TAXES

As of June 30, 2012, the Company had net operating loss carry forwards of $34,489 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

10 | Page

NOTE 7 – SUBSEQUENT EVENTS

Closing of Private Placement

On July 27, 2012, the Company accepted subscriptions from investors in a private placement pursuant to which it sold 102,740 shares of its common stock at a price of $14.60 per share, resulting gross proceeds of $1,500,000, and no sales commissions were paid in connection with the closing. The Company intends to use the proceeds of the placement for general corporate purposes.  The offer and sale of the shares described above were made without registration under the Securities Act of 1933, as amended (the “Act”), and the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Act and Regulation D under the Act and in reliance on similar exemptions under applicable state laws. The sale of the Shares did not involve any public offering; each investor made representations regarding its investment intent, experience and sophistication; each investor either received or had access to adequate information about us in order to make an informed investment decision.  Having received representations to this effect, we believe that each investor is an “accredited investor” as that term is defined under Rule 501(a) of Regulation D; and no advertising or general solicitation was made in connection with the sale and issuance of the Company’s common stock.

Acquisition of Mineral Assets

On July 27, 2012, the Company entered into a contract for sale, dated effective July 27, 2012 (“Contract for Sale”) pursuant to which it acquired from Sun River Energy, Inc. (“Sun River”) certain gold, silver, iron ore, copper and coal interests in Colfax County, New Mexico.  As additional consideration for the purchase of the mineral assets, the Company was also granted a three (3) year option to acquire a 5% working interest in any oil and/or gas (including coalbed methane) wells drilled on any properties owned by Sun River in New Mexico.  Under the terms of the Agreement, the Company paid Sun River $500,000 cash, and agreed to issue Sun River 2,564,103 shares of its common stock (the “Shares”).  The Shares are subject to a lock-up period of twelve (12) months.

For a period of three (3) years from the effective date of the Contract for Sale, Sun River will have the right to nominate one director to the Company’s Board.  The Company also agreed that, on or before the expiration of three (3) years of the effective date of the Contract for Sale, to spend at least $1,000,000 towards obtaining a National Instrument 43-101 report, or other comparable report, regarding the mineral interests acquired from Sun River.  If the Company fails to achieve that milestone, then Sun River will have the right to appoint an additional number of directors to the Company’s board such that Sun River will have a majority representation on the board.   For a period of eighteen months following the effective date of the Contract for Sale, the Company is prohibited from selling or transferred the mineral assets acquired by the Company without the prior consent of Sun River (except under certain limited circumstances).

Additionally, Sun River agreed to vote in favor of certain corporate actions (subject to approval by the Company’s board of directors), including (i) a name change, (ii) a forward stock split of the Company’s common stock, (iii) the designation of a new series of preferred stock, and (iv) electing or re-electing (as applicable) each member of any slate of directors recommended by the Company’s Board.

Resignation and Appointment of New Executive Officer and Board of Directors

On July 27, 2012, concurrent with the closing of the private placement described above, Sergiu Pojoga resigned from his position as President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of the Company’s board of directors.  In connection with his resignation, Mr. Pojoga agreed to return 7.5 million shares of Company common stock to the Company for cancellation.

11 | Page

On July 27, 2012, Lisa Holyfield was appointed to the Company’s board of directors to fill the vacancy created by the resignation of Mr. Pojoga.  Ms. Holyfield will be paid a monthly directors fee of $2,000.  The Company also agreed to issue Ms. Holyfield 2,000,000 shares of preferred stock upon the Company filing an amendment to its articles of incorporation or a certificate of designation providing for the terms and conditions of the preferred stock. The shares of preferred stock are subject to forfeiture if Ms. Holyfield resigns prior to one year from the date she was elected as a director.

Also on July 27, 2012, Phillip Dias was appointed by the board to serve as the Company’s President and Chief Executive Officer.  Mr. Dias will also serve as the Company’s principal financial officer.

Employment Agreement

In connection with Mr. Dias’s appointment, the Company and Mr. Dias entered into an employment agreement, effective July 27, 2012 (the “Agreement”), pursuant to which Mr. Dias will serve as President and Chief Executive Officer.  The Agreement has an initial term of one year, and may be terminated by the Company upon death or for “cause”, or by the employee at any time upon fifteen days notice.  If the Company terminates the Agreement for a reason other than cause, then Mr. Dias will be entitled to a $40,000 cash severance, payable in four equal installments.  Pursuant to the Agreement, Mr. Dias will be paid a base salary of $80,000 per year, and will also be issued 400,000 shares of preferred stock upon the Company filing an amendment to its articles of incorporation or a certificate of designation providing for the terms and conditions of the preferred stock.  The shares of preferred stock are subject to forfeiture if Mr. Dias resigns prior to one year from the effective date of the Agreement.  The Agreement also contains confidentiality provisions consistent with his fiduciary duty obligations owed to the Company.

Corporate Actions

On July 27, 2012, the Company’s board of directors and the holders of in excess of a majority of the Company’s outstanding common stock, acting by written consent in lieu of a meeting, approved proposals to (i) change the name of the Company from “Mericol, Inc.” to “Maxwell Resources, Inc.”, (ii) to effect a forward split of the Company’s common stock at a ratio of not less than 11-for-1 and not greater than 12-for-1, with the exact ratio to be set within such range in the discretion of the board of directors, without further approval or authorization of the shareholders of the Company, (iii) to authorize 10 million shares of blank check preferred stock, of which 2.4 million will be designated as the Company’s Series A Preferred Stock, par value $0.001, which shall be convertible into common stock at a ratio of 1-for-1, and have 15x voting rights, (iv) to opt out of the provisions of the Nevada Revised Statutes §§78.378 to 78.3793 inclusive, and (v) to adopt a form of amended and restated articles of incorporation to effect the above changes.

These corporate actions described above will be effected for trading purposes, as applicable, upon approval from the Financial Industry Regulatory Authority (FINRA).

On August 1, 2012, the Company’s board of directors elected to effect the forward split through a stock dividend payable on the Company’s outstanding shares of common stock.  Stockholders of record as of August 10, 2012 will be issued 10.68 additional shares of common stock for each share held.

12 | Page

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts included in this Report including, without limitation, statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on November 17, 2010 to June 30, 2012.  As of June 30, 2012, we had total assets of $3,560 and total liabilities of $7,949.  Since our inception to June 30, 2012, we have accumulated a deficit of $34,489.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended June 30, 2012 Compared to the Three Month Period Ended June 30, 2011.

Our net loss for the three month period ended June 30, 2012 was $7,094 compared to a net loss of $6,375  during the three month period ended June 30, 2011. During the Three month period ended June 30, 2012, we  have not generated   any revenue.

During the  three month period ended June 30, 2012, we incurred  general and administrative expenses of $7,094 compared to $6,375 incurred during the three month period ended June 30, 2011. General and administrative expenses incurred during the three month period ended June 30, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 7,760,000 for the three month period ended June 30, 2012.

13 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012

As at June 30, 2012, our current assets were $3,560 compared to $6,179 in current assets at March 31, 2012. Our current assets were comprised of $227 in cash and $3,333 in prepaid expenses. As at June 30, 2012, our current liabilities were $7,949. Current liabilities were comprised entirely of $7,949 in advance from director.

Stockholders’ deficit was $4,389 as of June 30, 2012 compared to stockholders’ equity of $2,705 as of March 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three  month period ended June 30, 2012, net cash flows used in operating activities was $5,094 consisting of a net loss of $7,094 and prepaid expenses of $2,000. Net cash flows used in operating activities was $37,822 for the period from inception (November 17, 2010) to June 30, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended June 30, 2012, net cash provided by financing activities was $4,475. For the period from inception (November 17, 2010) to June 30, 2012, net cash provided by financing activities was $38,049  received from proceeds from issuance of common stock and advance from director.

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

We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings.  There is no assurance that we can raise additional capital from external sources.  If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations, and will likely cause us to curtail or cease operations

14 | Page

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our management concluded that as of June 30, 2012, our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

15 | Page

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1(1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1(1)	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting language (XBRL); (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows and (iv) Notes to the Condensed Financial Statements(2)

(1)	Filed herewith.
(2)

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERICOL, INC.
Dated: August 7, 2012	By: /s/ Phillip Dias
Phillip Dias, President and Chief Executive Officer and Principal Financial Officer

16 | Page