Form 10-Q
period 2012-09-30
Maxwell Resources, Inc.
filed 2012-11-20
CIK 1517990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:  333-173972

Maxwell Resources, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	33-1219696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

848 N. Rainbow Blvd. #2741 Las Vegas, NV	89107
(Address of principal executive offices)	(Zip Code)

(702) 706-5576
(Registrant’s telephone number, including area code)

Mericol, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes ☐No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒

As of November 20, 2012, there were 57,545,526 shares of common stock, $0.001 par value, issued and outstanding.

EXPLANATORY NOTE

In filing this Quarterly Report on Form 10-Q for the Quarter ended September 30, 2012 on November 21, 2012, Maxwell Resources, Inc. (the “Company”) is relying on the order issued by the Securities and Exchange Commission, (the “Commission”)  (Release No. 68224) providing relief to registrants unable, due to Hurricane Sandy and its aftermath, to meet a filing deadline occurring during the period from and including October 29, 2012 to November 20, 2012, provided that such report, schedule or form is filed on or before November 21, 2012.

Pursuant to such order, as stated in the Company’s Form NT 10-Q filed with the Commission on November 15, 2012, the Company hereby informs the Commission that in connection with the recent devastation to the state of New Jersey from Hurricane Sandy, the Company’s normal process for compilation and review of its financial statements was delayed  because communication with the Company’s independent registered accounting firm located in New Jersey was hindered as a result of Hurricane Sandy. As a result, the Company was unable to process this Quarterly Report on Form 10-Q for the Quarter ended September 30, 2012 before its original filing deadline of November 14, 2012 and the applicable extension period provided under Rule 12b-25 of the Securities Exchange Act of 1934, as amended.

FORM 10-Q
Maxwell Resources, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MAXWELL RESOURCES, INC.
(formerly known as Mericol, Inc.)
AN EXPLORATION STAGE COMPANY

BALANCE SHEETS

ASSETS	SEPTEMBER 30, 2012 (Unaudited)	MARCH 31, 2012
Current Assets
Cash and cash equivalents	$932,867	$846
Prepaid expenses	8,056	5,333
Total Current Assets	940,923	6,179
Mineral rights	37,935,904	-
Total Assets	$38,876,827	$6,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	125	-
Indebtedness to related party	-	3,474
Total Liabilities	125	3,474

Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized; 2,400,000 designated as Series A; no shares issued and outstanding	-	-
Common stock, par value $0.001; 75,000,000 shares authorized; 57,545,526 shares issued and outstanding as of September 30, 2012; 113,996,800 shares issued and outstanding as of March 31, 2012 (Note 6)	57,546	9,760
Additional Paid-in-capital	38,916,400	20,340
Deficit accumulated prior to the exploration stage	(34,475)	(27,395)
Deficit accumulated during the exploration stage	(62,769)	-
Total Stockholders’ Equity	38,876,702	2,705
Total Liabilities and Stockholders’ Equity	$38,876,827	$6,179

See accompanying notes to unaudited financial statements

MAXWELL RESOURCES, INC.
(formerly known as Mericol, Inc.)
 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Six Months Ended September 30, 2012	For the Six Months Ended September 30, 2011	For the Period From July 27, 2012 (entry into exploration stage) to September 30, 2012
Revenues	$0	$0	$0	$0	$0

Operating Expenses
General and Administrative Expenses	63,163	630	70,257	7005	63,177
Total Operating Expenses	63,163	630	70,257	7,005	63,177
Net Loss From Operations	(63,163)	(630)	(70,257)	(7,005)	(63,177)
Interest Earned	408	-	408	-	408

Net Loss	$(62,755)	$(630)	$(69,849)	$(7,005)	$(62,769)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding: Basic and Diluted	73,499,147	87,600,000	93,525,459	87,600,000

See accompanying notes to unaudited financial statements

MAXWELL RESOURCES, INC.
(formerly known as Mericol, Inc.)
 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended September 30, 2012	For the Six Months Ended September 30, 2011	For the Period From July 27, 2012 (entry into exploration stage) to September 30, 2012
Operating Activities
Net loss for the period	$(69,849)	$(7,005)	$(62,769)
Changes in assets and liabilities:
(Increase)/decrease in prepaid expenses	(2,730)	-	4,834
Increase/(decrease) in accounts payable	125	-	(24,875)
Net Cash Used in Operating Activities	(72,454)	(7,005)	(82,810)
Investing Activities
Purchase of mineral rights	(500,000)	-	(500,000)
Net Cash Used in Investing Activities	(500,000)	-	(500,000)
Financing Activities
Proceeds from sale of common stock	1,500,000	-	1,500,000
Loans from related party	4,475		15,449
Net Cash Provided By Financing Activities	1,504,475	-	1,515,449
Net Increase (Decrease) in Cash	932,021	(7,005)	932,639
Cash, beginning of period	846	7,495	228
Cash, end of period	$932,867	$490	$932,867
Supplemental Cash Flow Information:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

Non Cash Investing and Financing Activities
Stock issued in purchase of mineral rights	$37,435,904	$0	$37,435,904

See accompanying notes to unaudited financial statements

MAXWELL RESOURCES, INC.
(formerly known as Mericol, Inc.)
 (AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Mericol, Inc. (the "Company") was incorporated in the State of Nevada on November 17, 2010 with the original intent of providing 3D printing technologies.  On August 22, 2012 the Company changed its name to Maxwell Resources, Inc. and shifted its business focus to that of natural resource mining and exploration.  We have not generated any revenues and the only operation thus far has included acquiring certain gold, silver, iron ore, copper and coal interests in New Mexico.  The Company is considered an exploration stage company and its financial statements are presented in a manner similar to a development stage company as defined in FASC 915-10-05, and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.  Since inception through September 30, 2012 the Company has not generated any revenue and has accumulated losses of $97,244.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the six-month period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013.  The unaudited condensed financial statements should be read in conjunction with the March 31, 2012, financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 8, 2012.

The financial statements as of March 31, 2012, have been derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in a total accumulated deficit of $97,244 as of September 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or procuring the necessary financing to meet its obligations.  Management estimates the Company will require a minimum of $3.2 million additional capital within the next six to nine months to commence exploratory drilling and meet its short-term operating requirements.

NOTE 3– SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Exploration Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to exploration stage companies.   An exploration stage company is one in the search for mineral deposits (reserves) which are not in either the development or production stage.

The Company accounts for mineral properties in accordance with ASC 930: Extractive Activities-Mining .  Costs of acquiring mineral properties and leases are capitalized by project area upon purchase of the associated claims (see Note 5).   Mineral properties are periodically assessed for impairment of value and any diminution in value.

The Company accounts for mineral exploration and development costs in accordance with ASC 932: Extractive Activities .   All exploration expenditures are expensed as incurred, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on units of production basis over proven and probable reserves.

The amounts shown for mineral properties do not necessarily represent present or future values. Their recoverability is dependent upon the discovery of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete the development, and future profitable production or proceeds from the disposition thereof.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $932,867 cash and $0 cash equivalents as of September 30, 2012.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents. The carrying amounts of cash approximate fair value because of the short-term maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments.

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

Impairment of Long Lived Assets

The Company reviews and evaluates its long-lived assets for impairment at each balance sheet date and documents such impairment testing. The tests include an evaluation of the assets and events or changes in circumstances that would indicate that the related carrying amounts may not be recoverable. Mineral properties in the exploration stage are monitored for impairment based on factors such as the Company's continued right to explore the area, exploration reports, assays, technical reports, drill results and the Company's continued plans to fund exploration programs on the property, whether sufficient work has been performed to indicate that the carrying amount of the mineral property cost carried forward as an asset will not be fully recovered, even though a viable mine has been discovered.

The tests for long-lived assets in the exploration, development or producing stage that would have a value beyond proven and probable reserves would be monitored for impairment based on factors such as current market value of the mineral property and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset, including evaluating its reserves beyond proven and probable amounts.

The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable either by impairment or by abandonment of the property. The impairment loss is calculated as the amount by which the carrying amount of the assets exceeds its fair value.

The Company has not recorded any impairment loss during the exploration stage through September 30, 2012.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2012.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4 –INDEBTEDNESS TO RELATED PARTY

The Company’s former sole officer/director loaned a total of $7,949 to the Company to pay for incorporation and organization fees.  The total loan amount was forgiven on September 30, 2012 and recorded as additional paid in capital.

NOTE 5 – ACQUISITION OF MINERAL RIGHTS

On July 27, 2012, the Company acquired from Sun River Energy, Inc. (“Sun River”) certain gold, silver, iron ore, copper and coal interests in Colfax County, New Mexico.   A U.S. Geological Survey (USGS) study has stated the area contains high-grade coking coal, as well as gold, silver and other rare earth minerals.  The property consists of approximately 170,000 acres, and is located approximately 200 miles northeast of Santa Fe, New Mexico.  The property area is accessed by New Mexico State Highway 64.  Since the acquisition at July 27, 2012, the Company has commenced an exploration program to determine the extent of mineralization on the property.

As part of the acquisition, the Company was also granted a three (3) year option to acquire a 5% working interest in any oil and/or gas (including coalbed methane) wells drilled on any properties owned by Sun River in New Mexico. Under the terms of the Agreement, the Company paid Sun River $500,000 cash, and issued Sun River 29,948,723 shares of its common stock.

As part of the acquisition, Sun River was granted the right to nominate one director to the Company’s Board.  The Company also agreed to spend at least $1,000,000 towards obtaining a National Instrument 43-101 report regarding the acquired mineral interests on or before the three-year anniversary of the acquisition. If the Company fails to achieve that milestone, then Sun River will have the right to appoint an additional number of directors to the Company’s board such that Sun River will have a majority representation on the board. The Company is contractually obligated to obtain Sun River’s written approval to sell or transfer the mineral rights within eighteen months following acquisition.

NOTE 6 – CAPITAL STOCK

In July 2012, the Company issued 1,200,003 shares of Common stock for cash proceeds of $1,500,000 at $1.25 per share.

In July 2012, the Company’s former sole officer/director cancelled 87,600,000 common shares which the Company had previously issued to him.

In July 2012, the Company issued 29,948,723 shares of Common Stock to a third party as partial consideration for the purchase of certain gold, silver, iron ore, copper and coal interests in Colfax County, New Mexico.   See Note 5 above for further description of the purchase transaction.

On July 27, 2012, the Company authorized 10,000,000 shares of blank check preferred stock, of which 2,400,000 million will be designated as the Company’s Series A Preferred Stock with a par value $0.001.  The preferred stock is convertible into common stock at a ratio of 1-for-1, and has voting rights at 15 times common stock voting rights.

On August 2, 2012, the Company implemented a forward stock split through a common stock dividend payable on the Company’s outstanding shares of common stock.  The Company issued 10.68 additional shares of common stock to its stockholders of record as of August 10, 2012, for each share then held.   All common stock share quantities displayed in this report are on a post-split basis.

There were 57,545,526 shares of common stock issued and outstanding as of September 30, 2012.

NOTE 7 – INCOME TAXES

As of September 30, 2012, the Company had net operating loss carry forwards of $97,244 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On July 27, 2012, Sergiu Pojoga resigned from his position as President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of the Company’s board of directors. Also on July 27, 2012, Phillip Dias was appointed by the board to serve as the Company’s President and Chief Executive Officer. Mr. Dias will also serve as the Company’s principal financial officer. In connection with Mr. Dias’s appointment, the Company and Mr. Dias entered into a one-year employment agreement which may be terminated by the Company upon death or for “cause”, or by the employee at any time upon fifteen days notice. If the Company terminates the Agreement for a reason other than cause, then Mr. Dias will be entitled to a $40,000 cash severance, payable in four equal installments. The agreement calls for a base salary of $80,000 per year.  In addition, Mr. Dias will be issued 400,000 shares of preferred stock upon the Company filing an amendment to its articles of incorporation or a certificate of designation providing for the terms and conditions of the preferred stock. The shares of preferred stock are subject to forfeiture if Mr. Dias resigns prior to one year from the effective date of the Agreement.

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

NOTE 9 – SUBSEQUENT EVENTS

On November 20, 2012, the Company rescinded its obligation to issue preferred stock to its Chief Executive Officer and its Director pursuant to agreements entered into with those individuals on July 27, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report on Form 10-Q and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. Forward looking statements include, without limitation, statements relating to our business goals, planned exploration, business strategy, planned engineering studies, future operating results, and our liquidity and capital resources outlook.  Forward –looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Our actual results may differ materially from those contemplated by the forward-looking statements, which are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.   Important factors that could cause actual results to differ materially from those anticipated in forward- looking statements include without limitation results of future exploration and engineering studies on our Raton Basin properties; our ability to raise necessary capital to conduct our exploration activities and do so on acceptable terms or at all, reinterpretations of geological information; problems or delays in permitting or other government approvals; the risk factors set forth in our other reports filed with the Securities and Exchange Commission.  One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements.  These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not.  No forward looking statement can be guaranteed and actual future results may vary materially.

Unless the context otherwise requires, references in this Form 10-Q to “we,” “us,” “our,” or the “Company” refer to Maxwell Resources, Inc.

OVERVIEW

The Company was incorporated in the State of Nevada on November 17, 2010 with the original intent of providing 3D printing technologies.  On August 22, 2012 the Company changed its name to Maxwell Resources, Inc. and shifted its business focus to that of natural resource mining and exploration.  We have not generated any revenues and the only operation thus far has included acquiring certain gold, silver, iron ore, copper and coal interests in New Mexico.

Effective July 27, 2012, pursuant to a Contract for sale with Sun River Energy, Inc. (“Sun River”), we acquired certain gold, silver, iron ore, copper and coal interests in Colfax County, New Mexico.  As additional consideration for the purchase of the mineral assets, we were also granted a three (3) year option to acquire a 5% working interest in any oil and/or gas (including coalbed methane) wells drilled on any properties owned by Sun River in New Mexico.

Critical Accounting Policies

Exploration Stage Company:  The financial statements in this Report have been prepared in accordance with generally accepted accounting principles related to exploration stage companies.   An exploration stage company is one in the search for mineral deposits (reserves) which are not in either the development or production stage.

The Company accounts for mineral properties in accordance with ASC 930: Extractive Activities-Mining .  Costs of acquiring mineral properties and leases are capitalized by project area upon purchase of the associated claims (see Note 5).   Mineral properties are periodically assessed for impairment of value and any diminution in value.

The Company accounts for mineral exploration and development costs in accordance with ASC 932: Extractive Activities .   All exploration expenditures are expensed as incurred, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on units of production basis over proven and probable reserves.

The amounts shown for mineral properties do not necessarily represent present or future values. Their recoverability is dependent upon the discovery of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete the development, and future profitable production or proceeds from the disposition thereof.

Basis of Presentation:  The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis:  The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a March 31 fiscal year end.

Cash and Cash Equivalents:  The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $932,867 cash and no cash equivalents as of September 30, 2012.

Fair Value of Financial Instruments:  The Company’s financial instruments consist of cash and cash equivalents. The carrying amounts of cash and current liabilities approximate fair value because of the short-term maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments.

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

Impairment of Long Lived Assets:  The Company reviews and evaluates its long-lived assets for impairment at each balance sheet date and documents such impairment testing. The tests include an evaluation of the assets and events or changes in circumstances that would indicate that the related carrying amounts may not be recoverable. Mineral properties in the exploration stage are monitored for impairment based on factors such as the Company's continued right to explore the area, exploration reports, assays, technical reports, drill results and the Company's continued plans to fund exploration programs on the property, whether sufficient work has been performed to indicate that the carrying amount of the mineral property cost carried forward as an asset will not be fully recovered, even though a viable mine has been discovered.

The tests for long-lived assets in the exploration, development or producing stage that would have a value beyond proven and probable reserves would be monitored for impairment based on factors such as current market value of the mineral property and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset, including evaluating its reserves beyond proven and probable amounts.

The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable either by impairment or by abandonment of the property. The impairment loss is calculated as the amount by which the carrying amount of the assets exceeds its fair value.

The Company has not recorded any impairment loss during the exploration stage through September 30, 2012.

Income Taxes:  We account for income taxes as required by the Income Tax Topic of the FASB ASC, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Use of Estimates:  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation:  Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share:  Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2012.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended September 30, 2012, and no pronouncements were adopted during the period, which would have a material effect on the accompanying financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011.

Our net loss for the three months ended September 30, 2012 was $62,755 compared to a net loss of $630 during the three months ended September 30, 2011. During the three months ended September 30, 2012, we have not generated any revenue.

During the three months ended September 30, 2012, we incurred general and administrative expenses of $63,163 compared to $630 incurred during the three month period ended September 30, 2011. General and administrative expenses incurred during the three months ended September 30, 2012 were primarily related to management compensation and legal and accounting contracted professional services.

The weighted average number of shares outstanding was 73,499,147 for the three months ended September 30, 2012.

Six Months Ended September 30, 2012 Compared to the Six Months Ended September 30, 2011.

Our net loss for the six months ended September 30, 2012 was $69,849 compared to a net loss of $7,005 during the six months ended September 30, 2011. During the six months ended September 30, 2012, we have not generated any revenue.

During the six months ended September 30, 2012, we incurred general and administrative expenses of $70,257 compared to $7,005 incurred during the six months ended September 30, 2011. General and administrative expenses incurred during the six months ended September 30, 2012 were primarily related to management compensation and legal and accounting contracted professional services.

The weighted average number of shares outstanding was 93,525,459 for the six months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We are an exploration stage company with limited operations since our inception on November 17, 2010 to September 30, 2012. As of September 30, 2012, we had total assets of $38,876,827 and total liabilities of $125. Since our company entered the exploration stage through September 30, 2012, we have accumulated a deficit of $62,769. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.   As of the date of this Report (subsequent to our financial statements as of September 30, 2012), our current average monthly cash burn rate is approximately $120,000.   Our primary expenses at this time include 1) approximately $50,000 in engineering fees per month associated with our company’s efforts to obtain a 43-101 reserve report on our prospective mineral deposits, 2) approximately $25,000 in monthly legal fees to defend the claims against our company as described in Item 1. Legal Proceedings section of this Report below, and 3) approximately $20,000 expenses in certain months associated with obtaining core drill permits to prepare for exploratory drilling.  Our other current operating expenses primarily include officer/director compensation, and normal legal, accounting, insurance, and general and administrative expenses.  Our monthly engineering fees may decrease in six to nine months after the completion of our 43-101 report, but we are unable to predict that timing with full certainty.   Likewise, we are unable to predict the timing of when our legal fees will decrease in relation to the defense of the claims against our company.   We expect we will require a minimum of $3.2 million additional capital within the next six to nine months to commence exploratory drilling and meet our short-term operating requirements.  We expect to raise additional capital through, among other things, the sale of equity or debt securities.  We have no commitments to obtain additional capital, and we may not be able to obtain any such additional capital on terms favorable to us, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue our operations.

As at September 30, 2012, our current assets were $940,923 compared to $6,179 in current assets at March 31, 2012. Our current assets were comprised of $932,867 in cash and $8,056 in prepaid expenses. As of September 30, 2012, our current liabilities were $125, comprised of a trade payable.

Stockholders’ equity was $38,876,702 as of September 30, 2012 compared to stockholders’ equity of $2,705 as of March 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.   For the six months ended September 30, 2012, net cash flows used in operating activities was $72,454, primarily attributed to the net loss of $69,849.

Cash Flows from Investing Activities

For the six months ended September 30, 2012, net cash flows used in operating activities was $500,000, attributed to the $500,000 cash payment associated with the purchase of mineral rights.

Cash Flows from Financing Activities

We have historically financed our operations from related party loans and the sale of the Company’s stock.  For the six months ended September 30, 2012, net cash provided by financing activities was $1,504,475, primarily attributed to the Company’s sale of 1,200,003 shares of common stock for $1.5 million cash in July 2012.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

We estimate that we will need to raise a minimum of $3.2 million in additional capital within the next six to nine months in order to explore and develop the prospects of our mineral rights, and meet our short-term operating requirements.  In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) engineering consulting fees in our efforts to qualify the prospects of our coal mineral rights; (ii) legal fees associated with our mineral rights; and (iii) additional mineral exploration and development expenses, including surface access fees, leases, permits, surface land development, and grading access roads and easements.  Thereafter, we will require additional capital to meet long-term operating requirements.  We intend to finance these expenses and capital expenditures, both short-term and long-term, with further issuances of securities and/or debt issuances.  Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available to us upon acceptable terms, or at all.

We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. There is no assurance that we can raise additional capital from external sources. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations, and will likely cause us to curtail or cease operations

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including unrecorded derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have certain warrants and options outstanding but we do not expect to receive sufficient proceeds from the exercise of these instruments unless and until the trading price of our common stock is significantly greater than the applicable exercise prices of the options and warrants and mainly following any necessary registering of underlying securities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, comprising of our Chief Executive Officer, our sole officer who is also presently serving as our Principal Financial & Accounting Officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. There are inherent limitation to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company’s management, comprising of our Chief Executive Officer, our sole officer who is also presently serving as our Principal Financial & Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as the end of the period covered by this quarterly report. Based on this evaluation, it was concluded that the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, management concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2012.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

A complaint was filed on June 7, 2012 in Texas State District Court, Dallas County, 134th Judicial District by Plaintiff, Colin Richardson, et al, derivatively on behalf of Sun River Energy, Inc. (“Sun River”) against Donal R. Schmidt, Jr., Thimothy S. Wafford, James Pennington, Judson F. Hoover, Robert B. Fields, Stephen W. Weathers, Mark Hall, Daniel M. Cofall, Sierra Foxtrot, LP, Sierra Genpar LLC. A second Amended complaint, containing claims against Maxwell Resources, was filed on November 5, 2012.

This case is brought by Plaintiff derivatively primarily against the officers, directors and board members of Sun River alleging numerous actions of corporate malfeasance that have allegedly brought Sun River to the brink of failure.  The complaint contains two causes of action against Maxwell Resources:  (1) aiding and abetting breach of fiduciary duty and (2) for a constructive trust.  The claims against Maxwell Resources surround the July 30, 2012 agreement (the “Agreement”) executed between Sun River and Mericol Inc. (n/k/a Maxwell Resources).  The complaint states that under the Agreement, for $500,000 (plus stock), Maxwell Resources allegedly purchased from Sun River gold, silver, iron ore and coal interests on property Sun River owned in Colfax County, New Mexico.  The complaint alleges that due to the structure of the deal, the Agreement, in essence, gave Sun River complete control over Maxwell Resources.  The complaint alleges that members of Sun River used Maxwell Resources as a shell company to improperly transfer the Colfax County land to Maxwell Resources for their own benefit and control to the detriment of Sun River and its shareholders.  The complaint alleges that by acquiescing and participating in this deal, Maxwell Resources aided and abetted the Sun River defendants in breaching the fiduciary duty owed to Sun River and its shareholders.

The complaint seeks unspecified amount of damages arising from the aiding and abetting and breach of fiduciary duty claim. The Constructive Trust claim seeks that the Texas court place a constructive trust over any money or assets Maxwell Resources derived from the Agreement with Sun River.

The Company disputes the allegations in the complaint against it and believes the complaint to be wholly without merit and intends vigorously to defend the claims against the Company.

Except for the foregoing, we are currently not aware of any other legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 27, 2012, the Company sold 1,200,003 shares of its common stock (the “Shares”) at a price of $1.25 per share, resulting in gross proceeds of $1,500,000. No sales commissions were paid in connection with the offering. The Company intends to use the proceeds for general corporate purposes.

The offer and sale of the Shares described above were made without registration under the Securities Act of 1933, as amended (the “Act”), and the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Act and Regulation D under the Act and in reliance on similar exemptions under applicable state laws. The sale of the Shares did not involve any public offering; each investor made representations regarding its investment intent, experience and sophistication; each investor either received or had access to adequate information about us in order to make an informed investment decision.  Having received representations to this effect, we believe that each investor is an “accredited investor” as that term is defined under Rule 501(a) of Regulation D. No advertising or general solicitation was made in connection with the sale and issuance of the Company’s common stock.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No. 3.1	Title of Document Amended and Restated Articles of Incorporation of Maxwell Resources, Inc. filed with the Secretary of State of Nevada on August 22, 2012.

31.1	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL RESOURCES, INC.

Date: November 20, 2012
/s/ Phillip W. Dias
By: Phillip W. Dias Title: Chief Executive Officer and President
(Principal Executive Officer, Principal Financial and Accounting Officer)