Form 10-Q
period 2012-12-31
Maxwell Resources, Inc.
filed 2013-02-13
CIK 1517990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:  333-173972

Maxwell Resources, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	33-1219696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

848 N. Rainbow Blvd. #2741 Las Vegas, NV	89107
(Address of principal executive offices)	(Zip Code)

(702) 706-5576
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒

As of February 12, 2013, there were 57,545,526 shares of common stock, $0.001 par value, issued and outstanding.

FORM 10-Q
Maxwell Resources, Inc.

MAXWELL RESOURCES, INC.
(formerly known as Mericol, Inc.)
AN EXPLORATION STAGE COMPANY

BALANCE SHEETS

ASSETS	DECEMBER 31, 2012 (Unaudited)	MARCH 31, 2012
Current Assets
Cash and cash equivalents	$767,154	$846
Prepaid expenses	19,000	5,333

Total Current Assets	786,154	6,179
Mineral rights	37,935,904	-
Total Assets	$38,722,058	$6,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	2,313	-
Accrued expenses	513
Indebtedness to related party	-	3,474
Total Liabilities	2,826	3,474

Committments and Contingencies
Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized; 2,400,000 designated as Series A; no shares issued and outstanding	-	-
2,400,000 designated as Series B; 2,400,000 shares issued and outstanding as of December 31, 2012; no shares issued and outstanding as of March 31, 2012	1	-
Common stock, par value $0.001; 75,000,000 shares authorized; 57,545,526 shares issued and outstanding as of December 31, 2012; 113,996,800 shares issued and outstanding as of March 31, 2012 (Note 6)	57,546	9,760
Additional Paid-in-capital	39,266,133	20,340
Deficit accumulated prior to the exploration stage	(34,489)	(27,395)
Deficit accumulated during the exploration stage	(569,959)	-
Total Stockholders’ Equity	38,719,232	2,705
Total Liabilities and Stockholders’ Equity	$38,722,058	$6,179

See accompanying notes to unaudited financial statements

MAXWELL RESOURCES, INC.
(formerly known as Mericol, Inc.)
 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended December 31, 2012	For the Three Months Ended December 31, 2011	For the Nine Months Ended December 31, 2012	For the Nine Months Ended December 31, 2011	For the Period From July 27, 2012 (entry into exploration stage) to December 31, 2012
Revenues	$0	$0	$0	$0	$0

Operating Expenses
General and Administrative Expenses	507,566	2,245	577,837	9,250	570,743
Total Operating Expenses	507,566	2,245	577,837	9,250	570,743
Net Loss From Operations	(507,566)	(2,245)	(577,837)	(9,250)	(570,743)
Interest Earned	376	-	784	-	784

Net Loss	$(507,190)	$(2,245)	$(577,053)	$(9,250)	$(569,959)

Net Loss Per Share: Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted Average Number of Shares Outstanding: Basic and Diluted	57,545,526	87,600,000	81,532,148	87,600,000

See accompanying notes to unaudited financial statements

MAXWELL RESOURCES, INC.
(formerly known as Mericol, Inc.)
 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended December 31, 2012	For the Nine Months Ended December 31, 2011	For the Period From July 27, 2012 (entry into exploration stage) to December 31, 2012
Operating Activities
Net loss for the period	$(577,053)	$(9,250)	$(569,959)
Stock compensation expense	349,734	-	349,734
Changes in assets and liabilities:
(Increase)/decrease in prepaid expenses	(13,666)	(7,333)	(6,249)
Increase/(decrease) in accounts payable and accrued expenses	2,826	-	(22,049)
Net Cash Used in Operating Activities	(238,159)	(16,583)	(248,523)
Investing Activities
Purchase of mineral rights	(500,000)	-	(500,000)
Net Cash Used in Investing Activities	(500,000)	-	(500,000)
Financing Activities
Proceeds from sale of common stock	1,500,000	22,600	1,500,000
Loans from related party	4,467	-	15,449
Net Cash Provided By Financing Activities	1,504,467	22,600	1,515,449
Net Increase (Decrease) in Cash	766,308	6,017	766,926
Cash, beginning of period	846	7,495	228
Cash, end of period	$767,154	$13,512	$767,154
Supplemental Cash Flow Information:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

Non Cash Investing and Financing Activities
Stock issued in purchase of mineral rights	$37,435,904	$0	$37,435,904

See accompanying notes to unaudited financial statements

MAXWELL RESOURCES, INC.
(formerly known as Mericol, Inc.)
 (AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Mericol, Inc. (the "Company") was incorporated in the State of Nevada on November 17, 2010 with the original intent of providing 3D printing technologies.  On August 22, 2012 the Company changed its name to Maxwell Resources, Inc. and shifted its business focus to that of natural resource mining and exploration.  We have not generated any revenues and the only operation thus far has included acquiring certain gold, silver, iron ore, copper and coal interests in New Mexico.  The Company is considered an exploration stage company and its financial statements are presented in a manner similar to a development stage company as defined in FASC 915-10-05, and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.  Since inception through December 31, 2012 the Company has not generated any revenue and has accumulated losses of $604,448.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the nine-month period ended December 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013.  The unaudited condensed financial statements should be read in conjunction with the March 31, 2012, financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 8, 2012.

The financial statements as of March 31, 2012 included herein, have been derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in a total accumulated deficit of $604,448 as of December 31, 2012 and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or procuring the necessary financing to meet its obligations.  Management estimates the Company will require a minimum of $3.2 million additional capital within the next six to nine months to commence exploratory drilling and meet its short-term operating requirements.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $767,154 cash and $0 cash equivalents as of December 31, 2012.

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

The Company has not recorded any impairment loss during the exploration stage through December 31, 2012.

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

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. On December 21, 2012, the Company’s Board of Directors adopted the 2012 Equity Incentive Plan and reserved for issuance under the Plan, 8,600,000 shares of the Company’s common stock. Also, on December 21, 2012, the Company’s Board of Directors approved the grant of 5,132,224 options to its sole director and 1,026,445 options to its sole officer.

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

Common stock equivalents pertaining to stock options were not included in the calculation of diluted loss per share because the effect would have been anti-dilutive due to the net loss for the nine months ended December 31, 2012.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4 –RELATED PARTY TRANSACTIONS

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

On July 27, 2012, the Company authorized 10,000,000 shares of blank check preferred stock, of which 2,400,000 million were designated as the Company’s Series A Preferred Stock with a par value $0.001.  The Series A Preferred stock is convertible into common stock at a ratio of 1-for-1, and has voting rights at 15 times common stock voting rights. Pursuant to the July 27, 2012 agreement with Phillip Dias and Lisa Holyfield the Company was obligated to issue 2,400,000 shares of Series A Preferred Stock.  (See Note 8 below.)  Effective November 20, 2012, the Company rescinded its obligation to issue the Series A Preferred Stock to its Chief Executive Officer and sole Director.  As of December 31, 2012, there was no Series A Preferred Stock outstanding.

On August 2, 2012, the Company implemented a forward stock split through a common stock dividend payable on the Company’s outstanding shares of common stock.  The Company issued 10.68 additional shares of common stock to its stockholders of record as of August 10, 2012, for each share then held.   All common stock share quantities displayed in this report are on a post-split basis.

On December 26, 2012, the Company authorized 2,400,000 shares of Series B Preferred Stock with a par value of $0.001.  Upon the date 18 months after any issuance date of the Series B Preferred Stock, the Company shall redeem the Series B Preferred Stock shares at a purchase price equal to $1.00.  The Series B Preferred Stock will vote as a single class with the common stock and the holders of the Series B Preferred Stock will have the number of votes equal to 15 times the number of shares of Series B Preferred Stock.

On December 26, 2012, the Company issued 2,000,000 shares of Series B Preferred Stock to its sole director and 400,000 to its Chief Executive Officer for services rendered.   The value of the shares were de minimis, as determined by an independent outside valuation firm due to the lack of income stream or economic benefit associated with holding the Preferred shares.

On December 21, 2012, the Company granted its sole director options to purchase 5,132,224 shares of common stock at an exercise price of $0.52 per share. The options vested 25 % immediately upon issuance and 25% every six months through June 21, 2014 and have a term of 4.5 years.  The fair value of the options was determined to be $1,059,200 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of the Company’s common stock on December 21, 2012, $0.46; expected volatility of 105%; risk free interest rate of 0.21%; and an expected term of 1.5 years based upon management’s estimated term of liquidation.  During the nine months ended December 31, 2012, $291,445 of this fair value was expensed.

On December 21, 2012, the Company granted its Chief Executive Officer options to purchase 1,026,445 shares of common stock at an exercise price of $0.52 per share.  The options vested 25 % immediately upon issuance and 25% every six months through June 21, 2014 and have a term of 4.5 years.   The fair value of the options was determined to be $211,840 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of the Company’s common stock on December 21, 2012, $0.46; expected volatility of 105%; risk free interest rate of 0.21%; and an expected term of 1.5 years based upon management’s estimated term of liquidation.  During the nine months ended December 31, 2012, $58,289 of this fair value was expensed.

There were 57,545,526 shares of common stock; 0 shares of Series A Preferred Stock, and 2,400,000 shares of Series B Preferred Stock issued and outstanding as of December 31, 2012.

NOTE 7 – INCOME TAXES

As of December 31, 2012, the Company had net operating loss carry forwards of $604,434 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On July 27, 2012, Phillip Dias was appointed by the Company’s Board of Directors to serve as the Company’s President and Chief Executive Officer. Mr. Dias also serves as the Company’s principal financial officer. In connection with Mr. Dias’s appointment, the Company and Mr. Dias entered into a one-year employment agreement which may be terminated by the Company upon death or for “cause”, or by the employee at any time upon fifteen days notice. If the Company terminates the Agreement for a reason other than cause, then Mr. Dias will be entitled to a $40,000 cash severance, payable in four equal installments. The agreement calls for a base salary of $80,000 per year.  In addition, pursuant to the agreement, the Company agreed to issue to Mr. Dias 400,000 shares of Series A Preferred Stock. Effective November 20, 2012, the Company rescinded its obligation to issue the Series A Preferred Stock to Mr. Dias.  On December 26, 2012, the Company issued Mr. Dias 400,000 shares of Series B Preferred Stock (see Note 6 above).

On July 27, 2012, Lisa Holyfield was appointed to the Company’s board of directors to fill the vacancy created by the resignation of Mr. Pojoga. Ms. Holyfield will be paid a monthly directors fee of $2,000. In addition, the Board approved the issuance to Ms. Holyfield of 2,000,000 shares of Series A Preferred Stock. Effective November 20, 2012, the Company rescinded its obligation to issue the Series A Preferred Stock to Ms. Holyfield.  On December 26, 2012, the Company issued Ms. Holyfield 2,000,000 shares of Series B Preferred Stock (see Note 6 above).

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

Cash and Cash Equivalents:  The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $767,154 cash and no cash equivalents as of December 31, 2012.

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

The Company has not recorded any impairment loss during the exploration stage through December 31, 2012.

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

Stock-Based Compensation:  Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. On December 21, 2012, the Company’s Board of Directors adopted the 2012 Equity Incentive Plan and reserved for issuance under the Plan, 8,600,000 shares of the Company’s common stock. Also, on December 21, 2012, the Company’s Board of Directors approved the grant of 5,132,224 options to its sole director and 1,026,445 options to its sole officer..

Basic Income (Loss) Per Share:  Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common stock equivalents pertaining to stock options were not included in the calculation of diluted loss per share because the effect would have been anti-dilutive due to the net loss for the nine months ended December 31, 2012.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended December 31, 2012, and no pronouncements were adopted during the period, which would have a material effect on the accompanying financial statements.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2012 Compared to the Three Months Ended December 30, 2011.

During the three months ended December 31, 2012, we did not generate any revenue.  During the three months ended December 31, 2012, we incurred general and administrative expenses of $507,566 compared to $2,245 incurred during the three month period ended December 31, 2011. The approximate $505,000 increase in general and administrative expenses during the three months ended December 31, 2012 over 2011 is primarily attributed to the following:

1)	approximately $350,000 in stock compensation expense associated with stock options issued to our Director and Chief Executive Officer
2)	approximately $66,000 in legal, tax, and accounting professional services expenses
3)	approximately $27,000 in cash management compensation
4)	approximately $46,000 in contracted engineering/geology professional services.

Our net loss for the three months ended December 31, 2012 was $507,190 compared to a net loss of $2,245 during the three months ended December 31, 2011.  The increase in net loss is due to the higher general and administrative expenses as described above.

The weighted average number of shares outstanding was 57,545,526 for the three months ended December 31, 2012.

Nine Months Ended December 31, 2012 Compared to the Nine Months Ended December 31, 2011.

During the nine months ended December 31, 2012, we did not generate any revenue.  During the nine months ended December 31, 2012, we incurred general and administrative expenses of $577,837 compared to $9,250 incurred during the nine months ended December 31, 2011. The approximate $568,000 increase in general and administrative expenses during the three months ended December 31, 2012 over 2011 is primarily attributed to the following:

1)	approximately $350,000 in stock compensation expense associated with stock options issued to our Director and Chief Executive Officer
2)	approximately $107,000 in legal, tax, and accounting professional services expenses
3)	approximately $52,000 in contracted engineering/geology professional services.
4)	approximately $44,000 in cash management compensation

Our net loss for the nine months ended December 31, 2012 was $577,053 compared to a net loss of $9,250 during the nine months ended December 31, 2011.  The increase in net loss is due to the higher general and administrative expenses as described above.

The weighted average number of shares outstanding was 81,532,148 for the nine months ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We are an exploration stage company with limited operations since our inception on November 17, 2010 to December 31, 2012. As of December 31, 2012, we had total assets of $38,722,058 and total liabilities of $2,826. Since our company entered the exploration stage through December 31, 2012, we have accumulated a deficit of $569,959. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.   As of the date of this Report (subsequent to our financial statements as of December 31, 2012), our current average monthly cash burn rate ranges from approximately $65,000 to $75,000.   Our estimated cash burn has significantly decreased due to 1) the 43-101 report project being completed well under budget, and 2) lower anticipated engineering/geology consulting fees as we potentially shift our focus from coal to gold.   Our primary expenses at this time include 1) approximately $20,000 in engineering fees per month associated with our company’s efforts to explore our prospective mineral deposits, and 2) approximately $25,000 in monthly legal fees to defend the claims against our company as described in section “Item 1. Legal Proceedings section of this Report” set forth below.  Our other current operating expenses primarily include officer/director compensation, and normal legal, accounting, insurance, and general and administrative expenses.  We are unable to predict when our legal fees in connection with the defense of the claims against our company will decrease.   We expect we will require a minimum of $3.2 million additional capital within the next six to nine months to commence exploratory drilling and meet our short-term operating requirements.  We expect to raise additional capital through, among other things, the sale of equity or debt securities.  We have no commitments to obtain additional capital, and we may not be able to obtain any such additional capital on terms favorable to us, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue our operations.

As at December 31, 2012, our current assets were $786,154 compared to $6,179 in current assets at March 31, 2012. Our current assets were comprised of $767,154 in cash and $19,000 in prepaid expenses. As of December 31, 2012, our current liabilities were $2,826, comprised of a trade payable and an accrued expense.

Stockholders’ equity was $38,719,232 as of December 31, 2012 compared to stockholders’ equity of $2,705 as of March 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.   For the nine months ended December 31, 2012, net cash flows used in operating activities was $238,159, primarily attributed to the net loss of $577,053 partially offset by stock compensation expense of approximately $350,000.

Cash Flows from Investing Activities

For the nine months ended December 31, 2012, net cash flows used in operating activities was $500,000, attributed to the $500,000 cash payment associated with the purchase of mineral rights.

Cash Flows from Financing Activities

We have historically financed our operations from related party loans and the sale of the Company’s stock.  For the nine months ended December 31, 2012, net cash provided by financing activities was $1,504,467, primarily attributed to the Company’s sale of 1,200,003 shares of common stock for $1.5 million cash in July 2012.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

We estimate that we will need to raise a minimum of $3.2 million in additional capital within the next six to nine months in order to explore and develop the prospects of our mineral rights, and meet our short-term operating requirements.  In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) engineering consulting fees in our efforts to qualify the prospects of our mineral rights; (ii) legal fees associated with our mineral rights; and (iii) additional mineral exploration and development expenses, including surface access fees, leases, permits, surface land development, and grading access roads and easements.  Thereafter, we will require additional capital to meet long-term operating requirements.  We intend to finance these expenses and capital expenditures, both short-term and long-term, with further issuances of securities and/or debt issuances.  Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available to us upon acceptable terms, or at all.

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

 The Company’s management, comprising of our Chief Executive Officer, our sole officer who is also presently serving as our Principal Financial & Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as the end of the period covered by this quarterly report. Based on this evaluation, it was concluded that the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, management concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2012.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On December 21, 2012, the Company’s Board of Directors approved the issuance of an aggregate of 2,400,000 shares of its Series B Preferred Stock to the Company’s CEO and its sole Director. The Series B Preferred Stock was issued in lieu of Series A Preferred Stock which the Company had agreed to issue to its CEO and Director, which issuance was subsequently rescinded on November 20, 2012.

Also, on December 21, 2012, the Board approved the issuance to its CEO and its sole Director of an aggregate of 6,158,669 options to purchase shares of common stock of the Company at an exercise price of $0.52 per share. The options vested 25 % immediately upon issuance and 25% every six months through June 21, 2014 and have a term of 4.5 years.

The Company relied on an exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended in connection with the foregoing issuances.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No. 3.1
Title of Document

Certificate of Designation of Series B Preferred Stock filed with the Secretary of State of Nevada on December 26, 2012 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on December 28, 2012).

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

Date: February 13, 2013
/s/ Phillip W. Dias
By: Phillip W. Dias Title: Chief Executive Officer and President
(Principal Executive Officer, Principal Financial and Accounting Officer)