Form 10-K
period 2013-03-31
Maxwell Resources, Inc.
filed 2013-07-10
CIK 1517990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-173972
(Commission file number)

Maxwell Resources, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	33-1219696
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

848 N. Rainbow Blvd. #2741
Las Vegas, NV 89107
(702) 706-5576
 (Address and telephone number of principal executive offices)

N/A
 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [_]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [X]    No [  ]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes [X]    No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes [X]     No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,”“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 28, 2012, was $16,471,797.65.

As of July 9, 2013, there were 57,545,526 shares of common stock outstanding.

TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis or Plan of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). Our electronic filings with the SEC (including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the SEC’s website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1.  Description of Business

Overview

Mericol, Inc. ("we" or the "Company") was incorporated in the State of Nevada on November 17, 2010 with the original intent of providing 3D printing technologies.  On August 22, 2012 the Company changed its name to Maxwell Resources, Inc. and shifted its business focus to that of natural resource mining and exploration.  We have not generated any revenues and the only operation thus far has included acquiring certain gold, silver, iron ore, copper and coal interests in New Mexico.

Recent Developments

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

Our Business Strategy

The Company is a an exploration stage corporation focused on acquiring, exploring and developing gold, silver, coal and other hard mineral deposits exclusively in North America. As of July 27, 2012, we hold fee simple gold and coal prospects in the Raton Basin, consisting of 170,000 of acres located in Colfax county, New Mexico.

We carry out our business by acquiring, exploring and evaluating mineral properties through our ongoing exploration programs. Following exploration, we intend to either advance our properties to a commercially feasible mining stage, enter joint ventures to further develop these properties or sell, if the properties do not meet our requirements for further exploration. Our properties are all early stage exploration properties. Within our mineral exploration land in Colfax County, New Mexico, our focus is primarily on gold, although our portfolio also contains coal prospects.

Since inception we have had no revenues and have relied upon the sale of our securities to fund operations. To date, we have not discovered a commercially viable ore body, mineral deposit or mineral reserve on any of our properties and we will be unable to do so until further exploration is done and a comprehensive evaluation concludes an economic and legal feasibility study.

Our property portfolio is large, therefore we may seek to interest other companies in our properties to either participate by means of option or joint venture agreements in the exploration of our properties or to finance and establish production if mineralization is found.

We anticipate that revenue will be derived from one of the three avenues depending on the company's available financial resources.  We anticipate that our primary source of income would be in the form of a joint venture with a firm, whose primary focus is in the extraction of hard minerals, providing the Company with approximately 20% in royalty plus a discovery and entitlement premium.  The second revenue option would be from implementing a mineral extraction program from within where we would control our own mining operation. Establishing our own mining operations may be the most profitable revenue option.  However, we are not currently prepared and do not have the expertise or the capital that will be required to pursue full scale mining operations.  Our intention is to develop the prospect of mining our owned assets by continuing a dialogue with our engineering and geology team.  Another revenue option is to sell a prospect outright if the company has the potential of acquiring a larger or more profitable greenfield project to develop.

We are currently focusing on the evaluation of two areas of our properties with gold potential which were pinpointed in our initial engineering provided a desktop study completed in February of 2013. The Eagle Nest Group Gold Project is located in the southern part of Colfax County, New Mexico approximately 12 miles east of Taos, New Mexico and comprises of a 6387 acre field.  The Elizabeth Town Group Gold Project is also located in the southern part of Colfax County, New Mexico and comprises of a 9360 acre field.  Reconnaissance investigation is currently underway on both prospect with plans to sample the most favorable gravels.  Once the samples have been extracted they will be sent to a third party laboratory for assay.  We anticipate that results of the findings should be available in August of 2013.

We have determined that the balance of the 170,000 acres of mineral rights controlled by the company do not warrant further evaluation or are not economically mineable at this time.  The Company will consider any potential mineral deposits for purposes of exploration or sale in the future.

Competition

The gold mining industry is fragmented in that there are many gold prospectors and producers, small and large. We are a small exploration stage mining company and we do not have the financial, personnel or equipment resources that our competitors possess. Because of our lack of resources we may not be able to adequately withstand the competitive forces that exist in the mining industry generally, and specifically with respect to gold mining.

The Company will be competing for capital resources to commence a significant field exploration program comprising of core drilling operations, to verify the presence of coking coal and/or gold identified during the desktop study phase, which was completed in February 2013.

Governmental Regulations

Various levels of governmental controls and regulations address, among other things, the environmental impact of mineral exploration operations and establish requirements for reclamation of mineral exploration properties after exploration operations have ceased. With respect to the regulation of mineral exploration, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various aspects of the operations, including health and safety standards. Legislation and regulations also establish requirements for reclamation and rehabilitation of mining properties following the cessation of operations and may require that some former mining properties be managed for long periods of time after mining activities have ceased.

Our exploration activities are subject to various levels of federal and state laws and regulations relating to protection of the environment, including requirements for closure and reclamation of mineral exploration properties. Some of the laws and regulations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the Federal Land Policy and Management Act, the National Environmental Policy Act, the Resource Conservation and Recovery Act, and related state laws in New Mexico.

We also do not anticipate disturbing any endangered species or archaeological sites or causing damage to our property. Re-contouring and re-vegetation of disturbed surface areas would be completed pursuant to the applicable permits. The cost of reclamation work varies according to the degree of physical disturbance. It is difficult to estimate the future cost of compliance with environmental laws since the full nature and extent of our future activities cannot be determined at this time.

Employees

As  of June 30, 2013, the Company has one employee, its CEO.

Item 1A.  Risk Factors.

RISK FACTORS

Investing in our Common Stock involves a high degree of risk. You should carefully consider the risks described below with all of the other information included in this prospectus before making an investment decision. If any of the possible adverse events described below actually occurs, our business, results of operations or financial condition would likely suffer. In such an event, the market price of our Common Stock could decline and you could lose all or part of your investment.

Risks Related to Our Business

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of March 31, 2013 were prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our losses incurred since inception and anticipated further losses and our dependence on procuring funding to implement our business plans and expressed substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have no proven or probable reserves on our properties and we do not know if our properties contain any gold or other minerals that can be mined at a profit.

Whether a gold or other mineral deposit can be mined at a profit depends upon many factors. Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of the gold or other minerals which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection. If we are not able to identify any mineral deposits which can be mined at a profit, we may be forced to curtail our operations.

We are an exploration stage company and have only recently commenced exploration activities on our claims. We expect to incur operating losses for the foreseeable future.

We are not yet in a position to estimate expected amounts of minerals, yields or values or evaluate the likelihood that our business will be successful. We have not earned any revenues from mining operations. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, costs and expenses that may exceed current estimates and the requirement for external funding to continue our business.  If we are unable to raise external funding, and eventually generate significant revenues from our claims and properties, we will not be able to earn profits or continue operations. We have no production history upon which to base any assumption as to the likelihood that we will prove successful, and it is uncertain that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will fail.

Exploring for gold and other minerals is inherently speculative, involves substantial expenditures, and is frequently non-productive.

Mineral exploration and gold exploration in particular, is a business that by its nature is very speculative. There is a strong possibility that we will not discover gold or any other minerals that can be mined or extracted at a profit. Even if we do discover gold or other deposits, the deposit may not be of the quality or size necessary for us or a potential purchaser of the property to make a profit from mining operations. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological conditions, fires, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.

The mining industry is capital intensive and we may be unable to raise necessary funding.

We will need to obtain additional funding to fund operations and exploration. We may be unable to secure additional financing on terms acceptable to us, or at all. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership of existing stockholders may be diluted and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our common stock. Such securities may also be issued at a discount to the market price of our common stock, resulting in possible further dilution to the book value per share of common stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.

We are a junior exploration company with no operating mining activities and we may never have any mining activities in the future.

Our business is exploring for minerals. If we discover commercially exploitable gold or other deposits, we will not be able to make any money from mining activities unless the gold or other deposits are actually mined, or we sell our interest. Accordingly, we will need to seek additional capital through debt or equity financing, find some other entity to mine our properties or operate our facilities on our behalf, enter into joint venture or other arrangements with a third party, or sell or lease the property our rights to mine to third parties. Mine development projects typically require a number of years and significant expenditures during the development phase before production is possible. Such projects could experience unexpected problems and delays during development, construction and mine start-up. Mining operations in the United States are subject to many different federal, state and local laws and regulations, including stringent environmental, health and safety laws. If and when we assume operational responsibility for mining on our properties, it is possible that we will be unable to comply with current or future laws and regulations, which can change at any time. It is possible that changes to these laws will be adverse to any potential mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays in excess of those anticipated, adversely affecting any potential mining operations. Our future mining operations, if any, may also be subject to liability for pollution or other environmental damage. It is possible that we will choose to not be insured against this risk because of high insurance costs or other reasons.

The government licenses and permits which we need to explore on our property may take too long to acquire or cost too much to enable us to proceed with exploration. In the event that we discover commercially exploitable deposits, we may face substantial delays and costs associated with securing the additional government licenses and permits which we will need to mine on our property that could preclude our ability to develop the mine.

Exploration activities usually require the granting of permits from various governmental agencies. For example, exploration drilling on unpatented mining claims requires a permit to be obtained from the United States Bureau of Land Management, which may take several months or longer to grant the requested permit. Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken. Prehistoric or Indian grave yards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence. The needed permits may not be granted, or may be granted in an acceptable timeframe or cost too much. Delays in or our inability to obtain necessary permits will result in unanticipated costs, which may result in serious adverse effects upon our business.

The value of our property is subject to volatility in the price of gold and any other deposits we may seek or locate.

Our ability to obtain additional and continuing funding, and our profitability if and when we commence mining operations or sell our rights to mine, will be significantly affected by changes in the market price of mineral deposits. Gold and other minerals’ prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. The price of gold may be influenced by:

•	fluctuation in the supply of, demand and market price for gold;
•	mining activities of our competitors;
•	sale or purchase of gold by central banks and for investment purposes by individuals and financial institutions;
•	interest rates;
•	currency exchange rates;
•	inflation or deflation;
•	fluctuation in the value of the United States dollar and other currencies;
•	global and regional supply and demand, including investment, industrial and jewelry demand; and
•	political and economic conditions of major gold or other mineral-producing countries.

The price of gold and other minerals have fluctuated widely in recent years, and a decline in the price of gold or other minerals could cause a significant decrease in the value of our property, limit our ability to raise money, and render continued exploration and development of our property impracticable. If that happens, then we could lose our rights to our property or be compelled to sell some or all of these rights. Additionally, the future development of our mining properties beyond the exploration stage is heavily dependent upon the level of gold prices remaining sufficiently high to make the development of our property economically viable.

Market forces or unforeseen developments may prevent us from obtaining the supplies and equipment necessary to explore for gold and other minerals.

Gold exploration and mineral exploration in general, is a very competitive business. Competitive demands for contractors and unforeseen shortages of supplies and/or equipment could result in the disruption of our planned exploration activities. Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times for our exploration program. Fuel prices are extremely volatile as well. We will attempt to locate suitable equipment, materials, manpower and fuel if sufficient funds are available. If we cannot find the equipment and supplies needed for our various exploration programs, we may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower become available. Any such disruption in our activities may adversely affect our exploration activities and financial condition.

We may not be able to maintain the infrastructure necessary to conduct exploration activities.

Our exploration activities depend upon adequate infrastructure. Reliable roads, bridges, power sources and water supply are important factors that affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of such infrastructure could adversely affect our exploration activities and financial condition.

Our exploration activities may be adversely affected by the local climate or seismic events, which could prevent us from gaining access to our property year-round.

Earthquakes, heavy rains, snowstorms, and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our property, or may otherwise prevent us from conducting exploration activities on our property. There may be short periods of time when the unpaved portion of the access road is impassible in the event of extreme weather conditions or unusually muddy conditions. During these periods, it may be difficult or impossible for us to access our property, make repairs, or otherwise conduct exploration activities on them.

Legal proceedings are pending against the Company. We are unable to predict the outcome of these proceedings and can give no assurance that the outcome of these proceedings will not have a material adverse effect on us.

A complaint was filed on June 7, 2012 in Texas State District Court, Dallas County, 134th Judicial District by Plaintiff, Colin Richardson, et al, derivatively on behalf of Sun River Energy, Inc. (“Sun River”) against Donal R. Schmidt, Jr., Thimothy S. Wafford, James Pennington, Judson F. Hoover, Robert B. Fields, Stephen W. Weathers, Mark Hall, Daniel M. Cofall, Sierra Foxtrot, LP, Sierra Genpar LLC. A second amended complaint, containing claims against us, was filed on November 5, 2012 (the “Richardson Matter”).

The Richardson Matter is brought by Plaintiff derivatively primarily against the officers, directors and board members of Sun River alleging numerous actions of corporate malfeasance that have allegedly brought Sun River to the brink of failure.  The complaint contains two causes of action against the Company:  (1) aiding and abetting breach of fiduciary duty and (2) for a constructive trust.  The claims against the Company surround the July 30, 2012 agreement (the “Agreement”) executed between Sun River and Mericol Inc. (n/k/a Maxwell Resources).  The complaint states that under the Agreement, for $500,000 (plus stock), Maxwell Resources allegedly purchased from Sun River gold, silver, iron ore and coal interests on property Sun River owned in Colfax County, New Mexico (the “Maxwell/Sun River Deal”).  The complaint alleges that due to the structure of the deal, the Agreement, in essence, gave Sun River complete control over the Company.  The complaint alleges that members of Sun River used the Company as a shell company to improperly transfer the Colfax County land to the Company for their own benefit and control to the detriment of Sun River and its shareholders.  The complaint alleges that by acquiescing and participating in this deal, the Company aided and abetted the Sun River defendants in breaching the fiduciary duty owed to Sun River and its shareholders.

The complaint seeks unspecified amount of damages arising from the aiding and abetting and breach of fiduciary duty claim. The Constructive Trust claim seeks that the Texas court place a constructive trust over any money or assets the Company derived from the Agreement with Sun River.

In a separate action (which was consolidated with the Richardson Matter), Dr. Steven R. Henson (a creditor and former board member of Sun River) filed a complaint alleging direct causes of action against Sun River, Donal R. Schmidt, Jr., Thimothy S. Wafford, James Pennington, Judson F. Hoover, Robert B. Fields, Stephen W. Weathers, Mark Hall, Daniel M. Cofall, Sierra Foxtrot, LP and Sierra Genpar LLC. A third amended complaint, containing claims against the Company, was filed on March 18, 2013 (the “Henson Matter”).

The Henson Matter contains three causes of action.  The first cause of action is for defamation against Sun River and Schmidt arising from statements Schmidt allegedly made accusing Henson of insider trading.  The second cause of action is against all defendants for fraudulent transfer under certain sections of the Texas Business and Commerce Code.  Regarding the Company, in this claim, Henson seeks to void the Maxwell/Sun River Deal on the ground that Sun River did not receive reasonably equivalent value for its sale of the mineral interests to the Company and that the Maxwell/Sun River Deal was executed to defraud the creditors of Sun River.   The fraudulent transfer claim also seeks to void certain other transactions by Sun River and its officers, directors and board members.  Finally, the Henson Matter seeks injunctive relief to prevent Sun River and its officers, directors and board members from engaging in any other sales/transfers that would further harm the company.

We have filed an Answer in each matter denying any wrongdoing and asserting numerous affirmative defenses. While we dispute the allegations contained against us in these matters and believe each complaint to be wholly without merit and intend vigorously to defend the claims asserted therein there exists the possibility of adverse outcomes. These matters are subject to inherent uncertainties.

Risks Relating to Our Organization and Common Stock

Our principal shareholder, officers and directors own a substantial interest in our voting stock and investors may have limited voice in our management.

Our officers and directors, in the aggregate beneficially own in excess of approximately 5.1% of our outstanding common stock, including shares of common stock issuable upon exercise or conversion within 60 days of the date of this filing. In addition, our officers and directors own a total of 2,400,000 shares of our outstanding series B preferred stock.   The Series B preferred stock will vote as a single class with the common stock and the holders of the series B preferred stock have the number of votes equal to 15 times the number of shares of series B preferred stock.  As a result, our officers and directors total voting power is approximately 40.4%.   Additionally, the holdings of our officers and directors may increase in the future upon vesting or other maturation of exercise rights under any of the convertible securities they hold or may hold in the future or if they otherwise acquire additional shares of our common stock.

Our principal shareholder, Sun River also owns 52% of our outstanding common stock.

As a result of their ownership and positions, our  directors and executive officers and our principal shareholder collectively may be able to influence all matters requiring shareholder approval, including the following matters:

•	election of our directors;
•	amendment of our articles of incorporation or bylaws; and
•	effecting or preventing a merger, sale of assets or other corporate transaction.

In addition, their stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

We are subject to the information and reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).

The costs of preparing and filing annual and quarterly reports and other information with the Securities and Exchange Commission and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we were privately held.

It may be time consuming, difficult and costly for us to develop, implement and maintain the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2013, we concluded that our company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience that are commensurate with the Company’s financial reporting requirements.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2014 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	results of our operations and exploration efforts;
•	fluctuation in the supply of, demand and market price for gold;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
•	our ability to execute our business plan;
•	sales of our common stock and decline in demand for our common stock;
•	regulatory developments;
•	economic and other external factors;
•	investor perception of our industry or our prospects; and
•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. As a result, you may be unable to resell your shares at a desired price.

There is currently a very limited trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

Our shares of common stock are very thinly traded, only a small percentage of our common stock is available to be traded and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

We anticipate having our common stock continue to be quoted for trading on the OTC Bulletin Board; however, we cannot be sure that such quotations will continue.

Our common stock is deemed a “penny stock,” which makes  it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities and  investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market or upon the expiration of any statutory holding period, under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Item 2.  Properties.

None.

Description by Issuers Engaged or to Be Engaged in Significant Mining Operations

The Company cannot be certain that any part of the reported mineralized material will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”. Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed of converted into reserves or that mineralized material can be economically or legally extracted.

Item 3. Legal Proceedings.

A complaint was filed on June 7, 2012 in Texas State District Court, Dallas County, 134th Judicial District by Plaintiff, Colin Richardson, et al, derivatively on behalf of Sun River Energy, Inc. (“Sun River”) against Donal R. Schmidt, Jr., Thimothy S. Wafford, James Pennington, Judson F. Hoover, Robert B. Fields, Stephen W. Weathers, Mark Hall, Daniel M. Cofall, Sierra Foxtrot, LP, Sierra Genpar LLC. A second amended complaint, containing claims against us, was filed on November 5, 2012 (the “Richardson Matter”).

The Richardson Matter is brought by Plaintiff derivatively primarily against the officers, directors and board members of Sun River alleging numerous actions of corporate malfeasance that have allegedly brought Sun River to the brink of failure.  The complaint contains two causes of action against the Company:  (1) aiding and abetting breach of fiduciary duty and (2) for a constructive trust.  The claims against the Company surround the July 27, 2012 agreement (the “Agreement”) executed between Sun River and Mericol Inc. (n/k/a Maxwell Resources).  The complaint states that under the Agreement, for $500,000 (plus stock), Maxwell Resources allegedly purchased from Sun River gold, silver, iron ore and coal interests on property Sun River owned in Colfax County, New Mexico (the “Maxwell/Sun River Deal”).  The complaint alleges that due to the structure of the deal, the Agreement, in essence, gave Sun River complete control over the Company.  The complaint alleges that members of Sun River used the Company as a shell company to improperly transfer the Colfax County land to the Company for their own benefit and control to the detriment of Sun River and its shareholders.  The complaint alleges that by acquiescing and participating in this deal, the Company aided and abetted the Sun River defendants in breaching the fiduciary duty owed to Sun River and its shareholders.

The complaint seeks unspecified amount of damages arising from the aiding and abetting and breach of fiduciary duty claim. The Constructive Trust claim seeks that the Texas court place a constructive trust over any money or assets the Company derived from the Agreement with Sun River.

In a separate action (which was consolidated with the Richardson Matter), Dr. Steven R. Henson (a creditor and former board member of Sun River) filed a complaint alleging direct causes of action against Sun River, Donal R. Schmidt, Jr., Thimothy S. Wafford, James Pennington, Judson F. Hoover, Robert B. Fields, Stephen W. Weathers, Mark Hall, Daniel M. Cofall, Sierra Foxtrot, LP and Sierra Genpar LLC. A third amended complaint, containing claims against the Company, was filed on March 18, 2013 (the “Henson Matter”).

The Henson Matter contains three causes of action.  The first cause of action is for defamation against Sun River and Schmidt arising from statements Schmidt allegedly made accusing Henson of insider trading.  The second cause of action is against all defendants for fraudulent transfer under certain sections of the Texas Business and Commerce Code.  Regarding the Company, in this claim, Henson seeks to void the Maxwell/Sun River Deal on the ground that Sun River did not receive reasonably equivalent value for its sale of the mineral interests to the Company and that the Maxwell/Sun River Deal was executed to defraud the creditors of Sun River.   The fraudulent transfer claim also seeks to void certain other transactions by Sun River and its officers, directors and board members.  Finally, the Henson Matter seeks injunctive relief to prevent Sun River and its officers, directors and board members from engaging in any other sales/transfers that would further harm the company.

We have filed an Answer in each matter denying any wrongdoing and asserting numerous affirmative defenses. We dispute the allegations against us in these matters and believe each complaint to be wholly without merit and intend to vigorously defend the claims asserted therein.

Except for the foregoing, we are currently not aware of any other legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Effective July 31, 2012, our common stock was approved for quotation on the OTC Bulletin Board under the symbol “MAXE”.  There is a limited public market for our common shares.  There is no established public trading market for our securities with only periodic sporadic activity. There can be no assurance that a regular trading market will develop or if developed, may not be sustained. The following table sets forth, for the calendar periods indicated the range of the high and low last reported of the Company’s common stock, as reported by the OTC Bulletin Board.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.

Period	High	Low

Quarter ended March 31, 2013	$0.49	$0.05
Quarter ended December 31, 2012	$1.59	$0.40
Quarter ended September 30, 2012*	$1.01	$0.33
* Period commencing July 31, 2012

As of July 9, 2013, we had approximately 12 stockholders of record.

Transfer Agent

The Company's registrar and transfer agent is Island Stock Transfer located at 5500 Roosevelt Boulevard, Suite 301 Clearwater, Florida 33760.

Dividend Policy

We have not previously paid any cash dividends on our Common Stock and do not anticipate or contemplate paying dividends on our Common Stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of March 31, 2013.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	6,158,669	$0.52	2,441,331
Total	6,158,669		2,441,331

Unregistered Sales of Equity Securities

On December 26, 2012, we  filed a Certificate of Designation  of Series B Preferred Stock with the Secretary of State of Nevada. Pursuant to the Certificate of Designation:

•	2,400,000 shares of preferred stock were designated Series B Preferred.

•	Upon the date 18 months after the date of issuance of shares of Series B Preferred Stock, the Company shall redeem such share of Series B Preferred Stock at a purchase price equal to $1.00.

•
The Series B Preferred Stock will vote as a single class with the common stock and the holders of the Series B Preferred Stock will have the number of votes equal to 15 times the number of shares of Series B Preferred Stock.

Also, on December 26, 2012, the Board of Directors of the Company approved the issuance of an aggregate of 2,400,000 shares of Series B Preferred Stock to Lisa Holyfield, its Director and Phillip Dias, its President and Chief Executive Officer.

The issuance of the Series B Preferred Stock was made without registration under the Securities Act of 1933, as amended (the “Act”), and the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Act and/or  Regulation D under the Act and in reliance on similar exemptions under applicable state laws.

Item 6.  Selected Financial Data.

Not required for smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes,”“anticipates,”“expects,”“intends,”“projects,”“will,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us, including sales of certain of our assets. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to those described in “Risk Factors” of the reports filed with the Securities and Exchange Commission.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere herein.

Overview

Mericol, Inc. ("we", the "Company", the "Registrant") was incorporated in the State of Nevada on November 17, 2010 with the original intent of providing 3D printing technologies.  On August 22, 2012 the Company changed its name to Maxwell Resources, Inc. and shifted its business focus to that of natural resource mining and exploration.  We have not generated any revenues and the only operation thus far has included acquiring certain gold, silver, iron ore, copper and coal interests in New Mexico.

Recent Developments

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

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. There can be no assurance that we will be able to raise any additional capital on terms that are acceptable to us or at all.

Fiscal Year Ended March 31, 2013 Compared to Fiscal Year Ended March 31, 2012

Our net loss for the fiscal year ended March 31, 2013 was approximately $1.2 million compared to a net loss of $27,000 for the fiscal year ended March 31, 2012.  The increase in net loss is due to the higher general and administrative expenses as described below. In addition, the Company did not generate any revenue during fiscal year 2013 or 2012.

During the fiscal year ended March 31, 2013, we incurred general and administrative expenses of approximately $1.2 million compared to $27,000 for the fiscal year ended March 31, 2012.  The increase in general and administrative expenses during the fiscal year ended March 31, 2013 over 2012 is primarily attributed to the following:

1)	approximately $638,000 in stock compensation expense associated with stock options issued to our Director and Chief Executive Officer
2)	approximately $267,000 in legal, tax, and accounting professional services expenses
3)	approximately $162,000 in contracted engineering/geology professional services.
4)	approximately $70,000 in management compensation

The weighted average number of shares outstanding was 75,486,205 for the fiscal year ended March 31, 2013 compared to 18,168,894 for the fiscal year ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We are an exploration stage company with limited operations since our inception in November 17, 2010. As of March 31, 2013, we had total assets of $38,444,096 and total liabilities of $53,574. Since our company entered the exploration stage through March 31, 2013, we have accumulated a deficit of $1,186,438. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.   As of the date of this Report (subsequent to our financial statements as of March 31, 2013), our current average monthly cash burn rate ranges from approximately $28,000 to $45,000.  Our primary expenses at this time include 1) approximately $5,000 in engineering fees per month associated with our company’s efforts to explore our prospective mineral deposits, and 2) approximately $15,000 in monthly legal fees to defend the claims against our company as described in section “Legal Proceedings” section of this Report set forth above.  Our other current operating expenses primarily include officer/director compensation, and normal legal, accounting, insurance, and general and administrative expenses.  We are unable to predict when our legal fees in connection with the defense of the claims against our company will decrease.   We expect we will require a minimum of $3.7 million additional capital within the next six to nine months to commence exploratory drilling and meet our short-term operating requirements.  We expect to raise additional capital through, among other things, the sale of equity or debt securities.  We have no commitments to obtain additional capital, and we may not be able to obtain any such additional capital on terms favorable to us, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue our operations.

As of March 31, 2013, our current assets were $508,192 comprised of cash. As of March 31, 2013, our current liabilities were $53,574, comprised of trade payables.

Stockholders’ equity was $38,390,522  as of March 31, 2013 compared to stockholders’ equity of $2,705 as of March 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.   For the fiscal year ended March 31, 2013, net cash flows used in operating activities was $497,123, primarily attributed to the net loss of $1.2 million partially offset by stock compensation expense of approximately $638,000.

Cash Flows from Investing Activities

For the fiscal year ended March 31, 2013, net cash flows used in investing activities was $500,000, for the cash payment associated with the purchase of mineral rights.

Cash Flows from Financing Activities

We have historically financed our operations from related party loans and the sale of the Company’s stock.  For the fiscal year ended March 31, 2013, net cash provided by financing activities was $1,504,469, primarily attributed to the Company’s sale of 1,200,003 shares of common stock for $1.5 million cash in July 2012.

PLAN OF OPERATIONS AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

We estimate that we will need to raise a minimum of $3.7 million in additional capital within the next six to nine months in order to explore and develop the prospects of our mineral rights, and meet our short-term operating requirements.  In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) engineering consulting fees in our efforts to qualify the prospects of our mineral rights; (ii) legal fees associated with our mineral rights; and (iii) additional mineral exploration and development expenses, including surface access fees, leases, permits, surface land development, and grading access roads and easements.  Thereafter, we will require additional capital to meet long-term operating requirements.  We intend to finance these expenses and capital expenditures, both short-term and long-term, with further issuances of securities and/or debt issuances.  Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available to us upon acceptable terms, or at all.

We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. There is no assurance that we can raise additional capital from external sources. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations, and will likely cause us to curtail or cease operations.

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

Going-Concern

The independent auditors' report accompanying our March 31, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Critical Accounting Policies

Basis of Presentation - Exploration Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, related to exploration stage companies. An exploration stage company is one that is in search for mineral properties (reserves) which are not in either the production or development stage.   These financial statements are presented in US dollars.

The Company accounts for mineral properties in accordance with ASC 930: Extractive Activities-Mining. Costs of acquiring mineral rights and leases are capitalized by project area upon purchase of the associated claims (Note 5). Mineral properties are periodically assessed for impairment of value.

The Company accounts for mineral exploration and development costs in accordance with ASC 932: Extractive Activities. All exploration expenditures are expensed as incurred, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on units of production basis over proven and probable reserves.

The amounts shown for mineral properties and rights do not necessarily represent present or future values. Their recoverability is dependent upon the discovery of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete the development, and future profitable production or proceeds from the disposition thereof.

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $508,192 and $846 cash and cash equivalents as of March 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents. The carrying amounts of cash approximate fair value because of the short-term maturity of these items. Fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor utilize derivative instruments.

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

Impairment of Long –Lived Assets.
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

The Company has not recorded any impairment loss during the exploration stage through March 31, 2013.

Income Taxes
The Company accounts for income taxes as required by the Income Tax Topic of the FASB ASC, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return as a “major” tax jurisdiction, as defined.  The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

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

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  On December 21, 2012, the Company’s Board of Directors adopted the 2012 Equity Incentive Plan and reserved, for issuance under the Plan, 8,600,000 shares of the Company’s common stock. Also, on December 21, 2012, the Company’s Board of Directors approved the grant of 5,132,224 options to its sole director and 1,026,445 options to its sole officer.   Options are valued using the Black-Scholes pricing model.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  The Company has 3,079,334 potentially diluted securities issuable upon the exercise of stock options, which have not been included in the computation since the effect would be anti-dilutive.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2013, and no pronouncements were adopted during the period, which would have a material effect on the accompanying financial statements.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

The financial statements are included herein commencing on page F-1.

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Mericol, Inc.
Montreal, Canada

I have audited the accompanying balance sheet of Mericol, Inc. (a development stage company) as of March 31, 2012, and the related  statements of operations, stockholders' (deficit) and cash flows for the year then ended, and for the period from November 17, 2010 (inception) through March 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mericol, Inc. as of as of March 31, 2012, and the results of its operations and its cash flows for the year then ended, and for the period from November 17, 2010 (inception) through March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	Ronald R. Chadwick, P.C.
May 4, 2012	RONALD R. CHADWICK, P.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Maxwell Resources, Inc.

We have audited the accompanying balance sheet of Maxwell Resources, Inc. as of March 31, 2013 and the related statement of operations, stockholders’ equity, and cash flows for the year then ended and for the period from July 2, 2012 (entry into exploration stage) through March 31, 2013.  Maxwell Resources, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxwell Resources, Inc.  as of March 31, 2013, and the results of its operations and its cash flows for the year then ended and for the period from July 2, 2012 (entry into exploration stage) through March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully discussed in Note 2 to the financial statements, the Company has incurred losses since inception, are anticipating further losses in the development of its business, and the Company is entirely dependent on procuring the necessary financing to meet its future business plans.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/S/ Rosenberg Rich Baker Berman & Company
Somerset, NJ
July 8, 2013

MAXWELL RESOURCES, INC.
AN EXPLORATION STAGE COMPANY
BALANCE SHEETS

ASSETS	MARCH 31, 2013	MARCH 31, 2012
Current Assets
Cash and cash equivalents	$508,192		$846
Prepaid expenses			5,333
Total current assets	508,192		6,179

Mineral rights	37,935,904

Total Assets	$38,444,096		$6,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$53,574	$
Indebtedness to related party			3,474

Total Liabilities	53,574		3,474

Stockholders’ Equity
Preferred stock, 10,000,000 shares authorized:
2,400,000 designated as Series A, no shares issued and outstanding; 2,400,000 designated as Series B,
2,400,000 shares issued and outstanding

Common stock, par value $0.001; 75,000,000 shares authorized, 57,545,526 and 9,760,000 (113,996,800 split adjusted) shares issued and outstanding at March 31, 2013 and 2012, respectively	57,546		113,997
Additional Paid-in-capital	39,553,903		(83,897)
Deficit accumulated prior to the exploration stage	(34,489)		(27,395)
Deficit accumulated during the exploration stage	(1,186,438)
Total Stockholders’ Equity	38,390,522		2,705

Total Liabilities and Stockholders’ Equity	$38,444,096		$6,179

See accompanying notes to financial statements

MAXWELL RESOURCES, INC.
AN EXPLORATION STAGE COMPANY
STATEMENTS OF OPERATIONS

	Year ended	Year ended	Period from July 27, 2012 (entry into exploration stage) through March 31, 2013
	March 31, 2013	March 31, 2012	(unaudited)

REVENUES	$0	$0	$0

OPERATING EXPENSES
General and Administrative Expenses	1,194,638	26,891	1,187,544
TOTAL OPERATING EXPENSES	1,194,638	26,891	1,187,544

NET LOSS FROM OPERATIONS	(1,194,638)	(26,891)	(1,187,544)

Interest income	1,106		1,106

NET LOSS	$(1,193,532)	$(26,891)	$(1,186,438)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES: Basic and Diluted	75,486,205	18,168,894

See accompanying notes to financial statements

MAXWELL RESOURCES, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
 FOR THE PERIOD FROM NOVEMBER 17, 2010 (INCEPTION) TO MARCH 31, 2013

	Common Stock Shares	Par Value	Additional Paid-in- Capital	Deficit Accumulated prior to Exploration Stage	Deficit Accumulated during Exploration Stage	Total Stockholder’s Deficit

Inception, November 17,2010	-	$-	$-	$-		$-
Shares sold to officer/director at $0.001 per share (Note 4)	87,600,000	87,600	(80,100)	-		7,500
Net loss for the period ended March 31, 2011	-	-		(504)		(504)
Balance, March 31, 2011	87,600,000	$87,600	$(80,100)	$(504)	-	6,996
Common shares issued for cash at $0.01	26,396,800	26,397	(3,797)	-		22,600
Net (loss)	-	-	-	(26,891)	-	(26,891)
Balance, March 31, 2012	113,996,800	$113,997	$(83,897)	$(27,395)	-	$2,705

Common shares issued for cash,$1.25 per share	1,200,003	1,200	1,498,800			1,500,000
Common shares issued in acquisition of mineral rights	29,948,723	29,949	37,405,955			37,435,904
Purchase of treasury stock	(87,600,000)	(87,600)	80,100			(7,500)
Related party debt forgiveness			15,442			15,442
Stock option expense			637,502			637,502
Preferred stock issuances			1			1
Net loss for the year ended March 31, 2013				(7,094)	(1,186,438)	(1,193,532)
Balance, March 31, 2013	57,545,526	$57,546	$39,553,903	$(34,489)	$(1,186,438)	$38,390,522

See accompanying notes to financial statements.

MAXWELL RESOURCES, INC.
 (AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

	YEAR ENDED MARCH 31, 2013	YEAR ENDED MARCH 31, 2012	FOR THE PERIOD FROM JULY 27, 2012 (entry into exploration stage) TO MARCH 31, 2013
OPERATING ACTIVITIES
Net loss for the period	$(1,193,532)	$(26,891)	$(1,186,438)
Decrease in prepaid expenses	5,333	(5,333)	3,333)
Amortization of stock option expense	637,502		637,502
Increase in accounts payable	53,574		53,575
CASH FLOWS USED IN OPERATING ACTIVITIES	(497,123)	(32,224)	(492,028)

INVESTING ACTIVITIES
Acquisition of mineral rights	(500,000)		(500,000)

FINANCING ACTIVITIES
Proceeds from sale of common stock	1,500,000	22,600	1,500,000
Borrowings from related party	11,969	2,975	(7)
Purchase of treasury stock	(7,500)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,504,469	25,575	1,499,993

NET INCREASE(DECREASE) IN CASH	507,346	(6,649)	507,965
Cash, beginning of period	846	7,495	227
Cash, end of period	$508,192	$846	$508,192
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

Non-cash Investing and Financing Activities:
Stock issued in purchase of mineral rights	37,435,904		37,435,904
Related party debt forgiveness	15,442		15,442

See accompanying notes to financial statements

MAXWELL RESOURCES, INC
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

MERICOL, INC. (the "Company") was incorporated under the laws of the State of Nevada on November 17, 2010 with the original intent of providing 3D printing technologies. On August 22, 2012 the Company changed its name to Maxwell Resources, Inc. and shifted its business focus to natural resource mining and exploration. The Company has not generated any revenues and the primary activity to date has been the acquisition and exploration of certain gold, silver, iron ore, copper and coal interests in New Mexico. The Company is considered to be an exploration stage company and its financial statements are presented in a manner similar to a development stage company as defined in FASC 915-10-05, and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7. Since inception the Company has accumulated losses of approximately $1,221,000.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of approximately $1,221,000 as of March 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to procuring the necessary financing to meet its obligations. Management estimates the Company will require a minimum of $3.7 million in additional capital within the next six to nine months in order to explore and develop the prospects of its mineral rights, and meet its short-term operating requirements.

NOTE 3– SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation - Exploration Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, related to exploration stage companies. An exploration stage company is one that is in search for mineral properties (reserves) which are not in either the production or development stage.   These financial statements are presented in US dollars.

The Company accounts for mineral properties in accordance with ASC 930: Extractive Activities-Mining. Costs of acquiring mineral rights and leases are capitalized by project area upon purchase of the associated claims (Note 5). Mineral properties are periodically assessed for impairment of value.

The Company accounts for mineral exploration and development costs in accordance with ASC 932: Extractive Activities. All exploration expenditures are expensed as incurred, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on units of production basis over proven and probable reserves.

The amounts shown for mineral properties and rights do not necessarily represent present or future values. Their recoverability is dependent upon the discovery of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete the development, and future profitable production or proceeds from the disposition thereof.

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $508,192 and $846 cash and cash equivalents as of March 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents. The carrying amounts of cash approximate fair value because of the short-term maturity of these items. Fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor utilize derivative instruments.

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

Impairment of Long –Lived Assets.
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

The Company has not recorded any impairment loss during the exploration stage through March 31, 2013.

Income Taxes
The Company accounts for income taxes as required by the Income Tax Topic of the FASB ASC, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return as a “major” tax jurisdiction, as defined.  The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

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

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  On December 21, 2012, the Company’s Board of Directors adopted the 2012 Equity Incentive Plan and reserved, for issuance under the Plan, 8,600,000 shares of the Company’s common stock. Also, on December 21, 2012, the Company’s Board of Directors approved the grant of 5,132,224 options to its sole director and 1,026,445 options to its sole officer.   Options are valued using the Black-Scholes pricing model.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  The Company has 3,079,334 potentially diluted securities issuable upon the exercise of stock options, which have not been included in the computation since the effect would be anti-dilutive.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4 –INDEBTEDNESS TO RELATED PARTY

The Company’s former sole officer/director loaned $15,442 to the Company to pay for incorporation and organization fees and other miscellaneous requirements.  The indebtedness was forgiven in September 2012 and recorded as additional paid-in capital.

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

As part of the acquisition, the Company was also granted a three (3) year option to acquire a 5% working interest in any oil and/or gas (including coalbed methane) wells drilled on any properties owned by Sun River in New Mexico. Under the terms of the Agreement, the Company paid Sun River $500,000 cash, and issued Sun River 29,948,723 shares of its common stock valued at $37,435,904 based on the value of the stock issued in the most recent private placement prior to the acquisition.

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

On July 27, 2012, the Company authorized 10,000,000 shares of blank check preferred stock, of which 2,400,000 million were designated as the Company’s Series A Preferred Stock with a par value of $0.001.  The Series A Preferred stock is convertible into common stock at a ratio of 1-for-1, and has voting rights at 15 times common stock voting rights. Pursuant to the July 27, 2012 agreement with Phillip Dias and Lisa Holyfield the Company was obligated to issue 2,400,000 shares of Series A Preferred Stock.  (See Note 8 below.)  Effective November 20, 2012, the Company rescinded its obligation to issue the Series A Preferred Stock to its Chief Executive Officer and sole Director.  As of March 31, 2013, there was no Series A Preferred Stock outstanding.

On August 2, 2012, the Company implemented a forward stock split through a common stock dividend payable on the Company’s outstanding shares of common stock.  The Company issued 10.68 additional shares of common stock to its stockholders of record as of August 10, 2012, for each share then held.   All common stock share quantities displayed in this report are on a post-split basis.

On December 26, 2012, the Company authorized 2,400,000 shares of Series B Preferred Stock with a par value of $0.001.  At any time eighteen  months after any issuance date of the Series B Preferred Stock, the Company shall redeem the Series B Preferred Stock shares at a purchase price equal to $1.00.  The Series B Preferred Stock will vote as a single class with the common stock and the holders of the Series B Preferred Stock will have the number of votes equal to 15 times the number of shares of Series B Preferred Stock.

On December 26, 2012, the Company issued 2,000,000 shares of Series B Preferred Stock to its sole director and 400,000 to its Chief Executive Officer for services rendered.   The value of the shares were de minimis, as determined by an independent outside valuation firm due to the lack of income stream or economic benefit associated with holding the Preferred shares.

On December 21, 2012, the Company granted its sole director options to purchase 5,132,224 shares of common stock at an exercise price of $0.52 per share. The options vested 25 % immediately upon issuance and 25% every six months through June 21, 2014 and have a term of 4.5 years.  The fair value of the options was determined to be $1,059,200 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of the Company’s common stock on December 21, 2012, $0.46; expected volatility of 105%; risk free interest rate of 0.21%; and an expected term of 1.5 years based upon management’s estimated term of liquidation.  During the year ended March 31, 2013, $637,502 of this fair value was expensed.

On December 21, 2012, the Company granted its Chief Executive Officer options to purchase 1,026,445 shares of common stock at an exercise price of $0.52 per share.  The options vested 25 % immediately upon issuance and 25% every six months through June 21, 2014 and have a term of 4.5 years.   The fair value of the options was determined to be $211,840 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of the Company’s common stock on December 21, 2012, $0.46; expected volatility of 105%; risk free interest rate of 0.21%; and an expected term of 1.5 years based upon management’s estimated term of liquidation.  During the year ended March 31, 2013, $106,250 of this fair value was expensed.

The following table summarizes the stock option activity during the twelve months ended March 31, 2013:

Beginning	Granted	Forfeited	Expired	Cancelled	Ending
-	6,158,669	-	-	-	6,158,669

As of March 31, 2013, the weighted average exercise price and the weighted average remaining contractual life of the options outstanding were $0.52 and 4.23 years, respectively.

The number of stock options exercisable as of March 31, 2013 was 1,539,667.

There were 57,545,526 shares of common stock; 0 shares of Series A Preferred Stock, and 2,400,000 shares of Series B Preferred Stock issued and outstanding as of March 31, 2013.

NOTE 7– INCOME TAXES

As of March 31, 2013, the Company had net operating loss carry forwards of $1,121,000 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Deferred income taxes at March 31, 2013 and 2012 consist of the following:

	3/31/2013	3/31/2012
DEFERRED TAX ASSETS
Net operating losses	198,000	9,000
Valuation Allowance	(198,000)	(9,000)
NET DEFERRED TAX ASSET	0	0
DEFERRED TAX LIABILITIES	0	0
NET DEFERRED TAXES	$0	$0

The Company’s valuation allowance has increased $188,000 during the year ended March 31, 2013.

The following is a summary of federal net operating loss carryforwards and their expiration dates:

Amount	Expiration
27,000	3/31/2032
556,000	3/31/2033
$583,000	Total

A reconciliation between income taxes at statutory tax rates (34%) and the actual income tax provision for continuing operations as of March 31, 2013 and 2012 is as follows:

	3/31/2012	3	3/31/2012
Expected provision (based on statutory rate)	$(406,000)		$(9,000)
Effect of:
Non-deductible expense	208,000		0
Increase in valuation allowance	198,000		9,000

Total actual provision	$0		$0

Uncertain Tax Positions

The Company did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed. The Company has had limited operations and is carrying a large Net Operating Loss as disclosed above. Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within general and administrative expenses for penalties and interest expense for interest. For the years ended March 31, 2013 and 2012, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of March 31, 2013 and 2012 relating to unrecognized benefits.

The tax years ended March 31, 2013 and 2012 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

A complaint was filed on June 7, 2012 in Texas State District Court, Dallas County, 134th Judicial District by Plaintiff, Colin Richardson, et al, derivatively on behalf of Sun River Energy, Inc. (“Sun River”) against Donal R. Schmidt, Jr., Thimothy S. Wafford, James Pennington, Judson F. Hoover, Robert B. Fields, Stephen W. Weathers, Mark Hall, Daniel M. Cofall, Sierra Foxtrot, LP, Sierra Genpar LLC. A second amended complaint, containing claims against the Company, was filed on November 5, 2012 (the “Richardson Matter”).

The Richardson Matter is brought by Plaintiff derivatively primarily against the officers, directors and board members of Sun River alleging numerous actions of corporate malfeasance that have allegedly brought Sun River to the brink of failure.  The complaint contains two causes of action against the Company:  (1) aiding and abetting breach of fiduciary duty and (2) for a constructive trust.  The claims against the Company surround the July 30, 2012 agreement (the “Agreement”) executed between Sun River and Mericol Inc. (n/k/a Maxwell Resources).  The complaint states that under the Agreement, for $500,000 (plus stock), Maxwell Resources allegedly purchased from Sun River gold, silver, iron ore and coal interests on property Sun River owned in Colfax County, New Mexico (the “Maxwell/Sun River Deal”).  The complaint alleges that due to the structure of the deal, the Agreement, in essence, gave Sun River complete control over the Company.  The complaint alleges that members of Sun River used the Company as a shell company to improperly transfer the Colfax County land to the Company for their own benefit and control to the detriment of Sun River and its shareholders.  The complaint alleges that by acquiescing and participating in this deal, the Company aided and abetted the Sun River defendants in breaching the fiduciary duty owed to Sun River and its shareholders.

The complaint seeks unspecified amount of damages arising from the aiding and abetting and breach of fiduciary duty claim. The Constructive Trust claim seeks that the Texas court place a constructive trust over any money or assets the Company derived from the Agreement with Sun River.

In a separate action (which was consolidated with the Richardson Matter), Dr. Steven R. Henson (a creditor and former board member of Sun River) filed a complaint alleging direct causes of action against Sun River, Donal R. Schmidt, Jr., Thimothy S. Wafford, James Pennington, Judson F. Hoover, Robert B. Fields, Stephen W. Weathers, Mark Hall, Daniel M. Cofall, Sierra Foxtrot, LP and Sierra Genpar LLC. A third amended complaint, containing claims against the Company, was filed on March 18, 2013 (the “Henson Matter”).

The Henson Matter contains three causes of action.  The first cause of action is for defamation against Sun River and Schmidt arising from statements Schmidt allegedly made accusing Henson of insider trading.  The second cause of action is against all defendants for fraudulent transfer under certain sections of the Texas Business and Commerce Code.  Regarding the Company, in this claim, Henson seeks to void the Maxwell/Sun River Deal on the ground that Sun River did not receive reasonably equivalent value for its sale of the mineral interests to the Company and that the Maxwell/Sun River Deal was executed to defraud the creditors of Sun River.   The fraudulent transfer claim also seeks to void certain other transactions by Sun River and its officers, directors and board members.  Finally, the Henson Matter seeks injunctive relief to prevent Sun River and its officers, directors and board members from engaging in any other sales/transfers that would further harm the company.

The Company has filed an Answer in each matter denying any wrongdoing and asserting numerous affirmative defenses. The Company disputes the allegations against it in these matters and believes each complaint to be wholly without merit and intends to vigorously defend the claims asserted therein.   As of the date of this report, the Company’s management believes any potential liability that may result from this claim is not probable or estimatable.

Item 9.  Change in and Disagreement with Accountants on Accounting and Financial Disclosure

On October 22, 2012, the Company dismissed Ronald R. Chadwick, P.C. (“Chadwick”) as the Company’s independent registered public accounting firm which dismissal was approved by the Company’s Board of Directors on October 22, 2012.

During the fiscal years ended March 31, 2012 and 2011,  Chadwick’s reports on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles except, Chadwick’s audit report for the years ended March 31, 2012 and 2011 stated that certain conditions  raised substantial doubt about the Company’s ability to continue as a going concern and that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the fiscal years ended March 31, 2012 and March 31, 2011 and the subsequent interim period through October 22, 2012, (i) there were no disagreements between the Company and Chadwick on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Chadwick, would have caused Chadwick to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements; and (ii) there were no reportable events as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

On October 22, 2012, the Company’s Board of Directors approved the engagement of Rosenberg Rich Baker Berman & Company (“RRBB”) as its independent registered public accounting firm for the Company’s fiscal year ending March 31, 2013.

During the years ended March 31, 2012 and March 31, 2011 and the subsequent interim period through October 22, 2012, the date of engagement of RRBB, the Company did not consult with RRBB regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer who is also our principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer concluded that our disclosure controls and procedures are  not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective to ensure  that information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, it was concluded that the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience that are commensurate with the Company’s financial reporting requirements. As a result, management concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2013. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of March 31, 2013, our internal control over financial reporting was not effective.  Based on this evaluation, it was concluded that the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, management concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2013.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors, and hold the positions set forth opposite their respective names.

Name	Age	Position
Phillip Dias	52	President, CEO, Secretary, Treasurer, and CFO
Lisa Holyfield	34	Director

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified.

Phillip Dias - 52 - Mr. Dias has acted as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, and Secretary since July 27, 2012.  Since 2009, Mr. Dias, has served as operations manager/secretary for Sovereign Estate, Inc.  From January 2009 to October 2009, Mr. Dias was a sales consultant for RE-EBroker, Inc.  Between April 2004 and December 2008, Mr. Dias was a sales consultant for Keller Williams.

Lisa Holyfied – 34 – Ms. Holyfield has served on the Company’s Board of Directors since July 27, 2012.  Ms. Holyfield, 34, has served as a partner in a real estate development company since 2001.  The Company believes that because of Ms. Holyfield business background, she is qualified to serve as a director.

Family Relationships

There are no family relationships between any of our directors and our executive officers.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.
●
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Audit Committee

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.  Our board of directors currently acts as our audit committee.

Compensation Committee

We do not presently have a Compensation committee. Our board of directors currently acts as our compensation committee.

Nominating Committee

We do not presently have a nominating committee. Our board of directors currently acts as our nominating committee.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our Company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our Company, our Company’s management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our Board leadership structure supports this approach.

Item 11. Executive Compensation

The following table sets forth the annual and long-term compensation paid to our Chief Executive Officer and the other executive officers who earned more than $100,000 per year at the end of the last two completed fiscal years. We refer to all of these officers collectively as our “named executive officers.”

Executive Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards		Stock Option Awards	All Other Compensation	Total
Phillip Dias	2013	$47,688	$-	$(1) -	(3)	$211,840	$-	$$259,528
President & CEO	2012	-	-	-		-	-	-

Sergiu Pojoga	2013	-	-	-		-	-	-
Former President	2012	-	-	-		-	-	-
and Director (2)

(1) On December 26, 2012, the Company issued 400,000 shares of Series B Preferred Stock to Phil Dias for services rendered as Chief Executive Officer.   The value of the shares was de minimis.
(2) Resigned all positions with the Company in July of 2012.
(3) On December 21, 2012, the Company granted Phillip Dias options to purchase 1,026,445 shares of common stock at an exercise price of $0.52 per share.  The options vested 25 % immediately upon issuance and 25% every six months through June 21, 2014 and have a term of 4.5 years.   The fair value of the options was determined to be $211,840 using the Black-Scholes stock option valuation model.

Employment Agreements with Executive Officers

On July 27, 2012, the Company and Mr. Dias entered into a one-year employment agreement pursuant to which Mr. Dias would serve as the Company Chief Executive Officer.  If the Company terminates the Agreement for a reason other than cause, then Mr. Dias will be entitled to a $40,000 cash severance, payable in four equal installments. The agreement calls for a base salary of $80,000 per year.  In addition, pursuant to the agreement, the Company agreed to issue to Mr. Dias 400,000 shares of Series A Preferred Stock.  Effective November 20, 2012, the Company rescinded its obligation to issue the Series A Preferred Stock to Mr. Dias.  On December 26, 2012, the Company issued Mr. Dias 400,000 shares of Series B Preferred Stock.

Director Compensation

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the year ended March 31, 2013.

Director Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards		Stock Option Awards	All Other Compensation	Total
Lisa Holyfield	2013	$18,000	$-	$(1) -	(2)	$1,059,200	$-	$$1,077,200
Director	2012	-	-	-		-	-	-
(1) (2)
On December 26, 2012, the Company issued 2,000,000 shares of Series B Preferred Stock to Lisa Holyfield for services rendered as the Company’s sole director.   The value of the shares were de minimis.

On December 21, 2012, the Company granted Lisa Holyfield options to purchase 5,132,224 shares of common stock at an exercise price of $0.52 per share. The options vested 25 % immediately upon issuance and 25% every six months through June 21, 2014 and have a term of 4.5 years. The fair value of the options was determined to be $1,059,200 using the Black-Scholes stock option valuation model.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information as of June 30, 2013 regarding the beneficial ownership of our Common Stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our Common Stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Maxwell Resources, Inc., 848 N. Rainbow Blvd. #2741, Las Vegas, NV 89107. Shares of Common Stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of June 30, 2013, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

NAME OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES BENEFICIALLY OWNED	PERCENTAGE BENEFICIALLY OWNED(1)
Phillip Dias	Common Stock	513,222(2)	0.8%
Lisa Holyfield	Common Stock	2,566,112(3)	4.2%

Officers and Directors as a Group (2 persons)	Common Stock	3,079,334	5.1%
Sun River Energy, Inc.	Common Stock	29,948,723	52.0%

(1)
Based upon 60,624,860 shares of our Common Stock issued and outstanding as well shares of common stock underlying stock options that are vested and exercisable within 60 days of the date of this report, and outstanding as of June 30, 2013.

(2)
Comprised of 513,222 shares of common stock that are vested and exercisable within 60 days of the date of this report. Mr. Dias also currently owns 400,000 shares of Series B Preferred Stock. The holders of Series B preferred stock vote as a single class with the common stock and the holders of the series B preferred stock have the number of votes equal to 15 times the number of shares of series B preferred stock.

(3)
 Comprised of a total of 2,566,112 are vested and exercisable within 60 days of the date of this report. Ms. Holyfield also currently owns 2,000,000 shares of Series B Preferred Stock.  The holders of Series B preferred stock vote as a single class with the common stock and the holders of the series B preferred stock have the number of votes equal to 15 times the number of shares of series B preferred stock.

Item 13. Certain Relationships and Related Transaction, and Director Independence

There have been no transactions, whether directly or indirectly, between us and any of our officers, directors or their family members.

Item 14.  Principal Accounting Fees and Services

The following table sets forth fees billed to us by our independent auditors for the years ended 2012 and 2011 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2013	2012
Audit fees	$$15,650	$7,100
Audit-related fees	-	-
Tax fees		-
All other fees	-	-

Total fees	$$15,650	$7,100

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on August 2, 2012).
3.2	Bylaws (Incorporated by reference to the Company Registration Statement on Form S-1 filed with the SEC on May 6, 2011).
3.3	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on December 28, 2012).
10.1
Contract for Sale, dated as of July 27, 2012, by and between the Company and Sun River Energy, Inc. (Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on August 2, 2012).

10.2	Form of Subscription Agreement (Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on August 2, 2012).
10.3 10.4*
Employment Agreement, dated as of July 27, 2012, by and between the Company and Phillip Dias (Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on August 2, 2012).
2012 Equity Incentive Plan of Maxwell Resources

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extention Schema
101.CAL**	XBRL Taxonomy Extention Calculation Linkbase
101.DEF**	XBRL Taxonomy Extention Definition Linkbase
101.LAB**	XBRL Taxonomy Extention Label Linkbase
101.PRE**	XBRL Taxonomy Extention Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 10, 2013	By: /s/ Phillip Dias
Phillip Dias President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Phillip Dias	President,Chief Executive Officer and	July 10, 2013
Phillip Dias	Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Lisa HolyField	Director	July 10, 2013
Lisa HolyField