Form 10-Q
period 2013-06-30
Maxwell Resources, Inc.
filed 2013-08-14
CIK 1517990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:  333-173972

Maxwell Resources, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	33-1219696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

848 N. Rainbow Blvd. #2741 Las Vegas, NV	89107
(Address of principal executive offices)	(Zip Code)

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

As of August 14, 2013, there were 57,545,526 shares of common stock, $0.001 par value, issued and outstanding.

FORM 10-Q
Maxwell Resources, Inc.

MAXWELL RESOURCES, INC.
(formerly known as Mericol, Inc.)
AN EXPLORATION STAGE COMPANY

BALANCE SHEETS

ASSETS	JUNE 3O, 2013 (Unaudited)	MARCH 31, 2013
Current Assets
Cash and cash equivalents	$367,393	$508,192
Total Current Assets	367,393	508,192
Mineral rights	37,935,904	37,935,904
Total Assets	$38,303,297	$38,444,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$38,583	$53,574
Total Liabilities	38,583	53,574

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized; 2,400,000 designated as Series A; no shares issued and outstanding	-	-
2,400,000 designated as Series B; 2,400,000 shares issued and outstanding as of June 30 , 2013 and March 31, 2013	-	-
Common stock, par value $0.001; 75,000,000 shares authorized, 57,545,526 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively	57,546	57,546
Additional Paid-in-capital	39,829,153	39,553,903
Deficit accumulated prior to the exploration stage	(34,489)	(34,489)
Deficit accumulated during the exploration stage	(1,587,496)	(1,186,438)
Total Stockholders’ Equity	38,264,714	38,390,522
Total Liabilities and Stockholders’ Equity	$38,303,297	$38,444,096

See accompanying notes to unaudited financial statements

MAXWELL RESOURCES, INC.
(formerly known as Mericol, Inc.)
 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012		For the Period From July 27, 2012 (entry into exploration stage) to June 30, 2013
Revenues	$0		$0	$0

Operating Expenses
General and Administrative Expenses	401,060		7,094	1,588,742
Total Operating Expenses	401,060		7,094	1,588,742
Net Loss From Operations	(401,060)		(7,094)	(1,588,742)
Interest Earned	140		-	1,246

Net Loss	$(400,920)	$	(7,094)	$(1,587,496)

Net Loss Per Share: Basic and Diluted	$(0.00)		$(0.00)
Weighted Average Number of Shares Outstanding: Basic and Diluted	57,545,526		113,996,800

See accompanying notes to unaudited financial statements

MAXWELL RESOURCES, INC.
(formerly known as Mericol, Inc.)
 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the Period From July 27, 2012 (entry into exploration stage) to June 30, 2012
Operating Activities
Net loss for the period	$(400,920)	$(7,094)	$(1,587,496)
Amortization of stock compensation expense	275,112	-	912,754
Changes in assets and liabilities:
(Increase)/decrease in prepaid expenses	-	2,000	3,333
Increase/(decrease) in accounts payable and accrued expenses	(14,991)	-	38,582

Net Cash Used in Operating Activities	(140,799)	(5,094)	(632,827)

Investing Activities
Purchase of mineral rights		-	(500,000)
Net Cash Used in Investing Activities		-	(500,000)

Financing Activities
Proceeds from sale of common stock	-	-	1,500,000
Loans from related party	-	4,475	(7)
Net Cash Provided By Financing Activities	-	4,475	1,499,993

Net Increase (Decrease) in Cash	(140,799)	(619)	367,166
Cash, beginning of period	508,192	846	227
Cash, end of period	$367,393	$227	$367,393
Supplemental Cash Flow Information:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

Non Cash Investing and Financing Activities
Stock issued in purchase of mineral rights		$0	$37,435,904

See accompanying notes to unaudited financial statements

MAXWELL RESOURCES, INC.
(formerly known as Mericol, Inc.)
 (AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Mericol, Inc. (the "Company") was incorporated under the laws of the State of Nevada on November 17, 2010 with the original intent of providing 3D printing technologies. On August 22, 2012 the Company changed its name to Maxwell Resources, Inc. and shifted its business focus to natural resource mining and exploration. The Company has not generated any revenues and the primary activity to date has been the acquisition and exploration of certain gold, silver, iron ore, copper and coal interests in New Mexico. The Company is considered to be an exploration stage company and its financial statements are presented in a manner similar to a development stage company as defined in FASC 915-10-05, and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7. Since inception the Company has accumulated losses of $1,621,985.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the three-month period ended June 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014.  The unaudited condensed financial statements should be read in conjunction with the March 31, 2013, financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 10, 2013.

The financial statements as of  June 30, 2013 included herein, have been derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in a total accumulated deficit of $1,621,985 as of June 30, 2013 and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating  profitable operations in the future and/or procuring the necessary financing to meet its obligations.  Management estimates the Company will require a minimum of $3.2 million additional capital within the next six to nine months to commence exploratory drilling and meet its short-term operating requirements.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $367,393 cash and $0 cash equivalents as of  June 30, 3013

Fair Value of Financial Instruments
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

The Company has not recorded any impairment loss during the exploration stage through June 30, 2013.

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

Management has analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return as a “major” tax jurisdiction, as defined. We are not currently under examination by the Internal Revenue Service or any other jurisdiction. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

The Company has 3,079,334 potentially diluted securities issuable upon the exercise of stock options which were not included in the calculation of diluted loss per share because the effect would have been anti-dilutive.

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

On July 27, 2012, the Company authorized 10,000,000 shares of blank check preferred stock, of which 2,400,000 million were designated as the Company’s Series A Preferred Stock with a par value $0.001.  The Series A Preferred stock is convertible into common stock at a ratio of 1-for-1, and has voting rights at 15 times common stock voting rights. Pursuant to the July 27, 2012 agreement with Phillip Dias and Lisa Holyfield the Company was obligated to issue 2,400,000 shares of Series A Preferred Stock.  (See Note 8 below.)  Effective November 20, 2012, the Company rescinded its obligation to issue the Series A Preferred Stock to its Chief Executive Officer and sole Director.  As of June 30, 2013, there was no Series A Preferred Stock outstanding.

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

On December 21, 2012, the Company granted its sole director options to purchase 5,132,224 shares of common stock at an exercise price of $0.52 per share. The options vested 25 % immediately upon issuance and 25% every six months through June 21, 2014 and have a term of 4.5 years.  The fair value of the options was determined to be $1,059,200 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of the Company’s common stock on December 21, 2012, $0.46; expected volatility of 105%; risk free interest rate of 0.21%; and an expected term of 1.5 years based upon management’s estimated term of liquidation.  During the three months ended June 30,2013, $229,377 of this fair value was expensed.

On December 21, 2012, the Company granted its Chief Executive Officer options to purchase 1,026,445 shares of common stock at an exercise price of $0.52 per share.  The options vested 25 % immediately upon issuance and 25% every six months through June 21, 2014 and have a term of 4.5 years.   The fair value of the options was determined to be $211,840 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of the Company’s common stock on December 21, 2012, $0.46; expected volatility of 105%; risk free interest rate of 0.21%; and an expected term of 1.5 years based upon management’s estimated term of liquidation.  During the three months ended June 30, 2013, $ 45,875 of this fair value was expensed.

There were 57,545,526 shares of common stock; 0 shares of Series A Preferred Stock, and 2,400,000 shares of Series B Preferred Stock issued and outstanding as of June 30,2013.

NOTE 7 – INCOME TAXES

As of June 30, 2013, the Company had net operating loss carry forwards of approximately $1,498,000 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On July 27, 2012, Phillip Dias was appointed by the Company’s Board of Directors to serve as the Company’s President and Chief Executive Officer. Mr. Dias also serves as the Company’s principal financial officer. In connection with Mr. Dias’s appointment, the Company and Mr. Dias entered into a one-year employment agreement, which was subsequently extended through July 26, 2014.  The employment agreement may be terminated by the Company upon death or for “cause”, or by the employee at any time upon fifteen days notice. If the Company terminates the Agreement for a reason other than cause, then Mr. Dias will be entitled to a $40,000 cash severance, payable in four equal installments. The agreement calls for a base salary of $80,000 per year.  In addition, pursuant to the agreement, the Company agreed to issue to Mr. Dias 400,000 shares of Series A Preferred Stock. Effective November 20, 2012, the Company rescinded its obligation to issue the Series A Preferred Stock to Mr. Dias.  On December 26, 2012, the Company issued Mr. Dias 400,000 shares of Series B Preferred Stock (see Note 6 above).

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

A complaint that was filed on June 7, 2012 in Texas State District Court, Dallas County, 134th Judicial District by Plaintiff, Colin Richardson, et al, derivatively on behalf of Sun River Energy, Inc. (“Sun River”) against Donal R. Schmidt, Jr., Thimothy S. Wafford, James Pennington, Judson F. Hoover, Robert B. Fields, Stephen W. Weathers, Mark Hall, Daniel M. Cofall, Sierra Foxtrot, LP, Sierra Genpar LLC. A second amended complaint, containing claims against Maxwell Resources, was filed on November 5, 2012 (the “Richardson Matter”).

The Richardson Matter is brought by Plaintiff derivatively primarily against the officers, and directors of Sun River alleging numerous actions of corporate malfeasance that have materially harmed the business prospects of Sun River.  The complaint contains two causes of action against the Company:  (1) aiding and abetting breach of fiduciary duty and (2) for a constructive trust.  The claims against the Company surround the July 30, 2012 agreement (the “Agreement”) executed between Sun River and Mericol Inc. (n/k/a Maxwell Resources).  The complaint states that under the Agreement, the Company allegedly purchased from Sun River gold, silver, iron ore and coal interests on property Sun River owned in Colfax County, New Mexico for $500,000 (plus stock) (the “Maxwell/Sun River Deal”).  The complaint alleges that due to the structure of the Agreement complete control over the Company was given to Sun River.  The complaint alleges that members of Sun River used the Company as a shell company to improperly transfer the Colfax County land to the Company for their own benefit and control to the detriment of Sun River and its shareholders.  The complaint alleges that by acquiescing and participating in this deal, the Company aided and abetted the Sun River defendants in breaching the fiduciary duty such defendant owed to Sun River and its shareholders.

The complaint seeks unspecified amount of damages arising from the aiding and abetting and breach of fiduciary duty claim. The Constructive Trust claim seeks that the Texas court place a constructive trust over any money or assets the Company derived from the Agreement.

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

The Company disputes the allegations contained against it in the Richardson and Henson Matters and believes each complaint to be wholly without merit and intends to vigorously defend the claims asserted therein.  As of the date of this report, the Company’s management believes any potential liability that may results from this claim is not probable or estimatable.

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

The Company accounts for mineral properties in accordance with ASC 930: Extractive Activities-Mining. Costs of acquiring mineral rights and leases are capitalized by project area upon purchase of the associated claims Mineral properties are periodically assessed for impairment of value.

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

The Company has not recorded any impairment loss during the exploration stage through June 30, 2013.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended June 30, 2013, and no pronouncements were adopted during the period, which would have a material effect on the accompanying financial statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012.

During the three months ended June 30, 2013, we did not generate any revenue.  During the three months ended June 30, 2013, we incurred general and administrative expenses of $401,060 compared to $7,094 incurred during the three month period ended June 30, 2012. The approximate $394,000 increase in general and administrative expenses during the three months ended June 30, 2013 over June 30, 2012 is primarily attributed to the following:

1)	approximately $275,000 in stock compensation expense associated with stock options issued to our Director and Chief Executive Officer
2)	approximately $95,000 in legal, tax, and accounting professional services expenses
3)	approximately $24,000 in cash management compensation

Our net loss for the three months ended June 30, 2013 was $400,920 compared to a net loss of $7,094 during the three months ended June 30, 2012.  The increase in net loss is due to the increase in general and administrative expenses as outlined above.

The weighted average number of shares outstanding was 57,545,526 for the three months ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We are an exploration stage company with limited operations since our inception on November 17, 2010.  As of June 30, 2013, we had total assets of $38,303,297 and total liabilities of $38,583. Since our company entered the exploration stage through June 30, 2013, we have accumulated a deficit of $1,587,496. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.

As of the date of this Report (subsequent to our financial statements as of June 30, 2013), our current average monthly cash burn rate ranges from approximately $30,000 to $40,000.  Our estimated cash burn has significantly decreased due to (i) the 43-101 report project being completed significantly under its projected budget, and (ii) lower anticipated engineering/geology consulting fees as we potentially shift our focus from coal to gold.

Our primary cash expenses at this time include (i) approximately $8,000 in management compensation per month associated with our company’s efforts to explore our prospective mineral deposits, and (ii) approximately $25,000 in monthly legal fees to defend the claims against our company as described in Part II. Item 1. Legal Proceedings section of this Report set forth below.

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

As of June 30, 2013, our current assets were $367,393 compared to $508,192 in current assets at March 31, 2013. Our current assets were comprised of cash. As of June 30, 2013, our current liabilities were $38,583 compared to $53,574 at March 31, 2013, consisting of accounts payable and accrued expenses

Stockholders’ equity was $38,288,414 as of June 30, 2013 compared to stockholders’ equity of $38,390,522 as of March 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  For the three months ended June 30, 2013, net cash flows used in operating activities was $140,799 primarily attributed to the net loss of $377,420 partially offset by stock compensation expense of approximately $275,000.

Cash Flows from Investing Activities

For the three months ended June 30, 2013, there were no cash flows associated with investing activities

Cash Flows from Financing Activities

We have historically financed our operations from related party loans and the sale of the Company’s stock.  For the three months ended June 30,2013, net cash used in financing activities was $0.

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

The Company’s management, comprising of our Chief Executive Officer, our sole officer who is also presently serving as our Principal Financial & Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as the end of the period covered by this quarterly report. Based on this evaluation, it was concluded that the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, management concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

A complaint that was filed on June 7, 2012 in Texas State District Court, Dallas County, 134th Judicial District by Plaintiff, Colin Richardson, et al, derivatively on behalf of Sun River Energy, Inc. (“Sun River”) against Donal R. Schmidt, Jr., Thimothy S. Wafford, James Pennington, Judson F. Hoover, Robert B. Fields, Stephen W. Weathers, Mark Hall, Daniel M. Cofall, Sierra Foxtrot, LP, Sierra Genpar LLC. A second amended complaint, containing claims against Maxwell Resources, was filed on November 5, 2012 (the “Richardson Matter”).

The Richardson Matter is brought by Plaintiff derivatively primarily against the officers, and directors of Sun River alleging numerous actions of corporate malfeasance that have materially harmed the business prospects of Sun River.  The complaint contains two causes of action against Maxwell Resources:  (1) aiding and abetting breach of fiduciary duty and (2) for a constructive trust.  The claims against Maxwell Resources surround the July 30, 2012 agreement (the “Agreement”) executed between Sun River and Mericol Inc. (n/k/a Maxwell Resources).  The complaint states that under the Agreement, Maxwell Resources allegedly purchased from Sun River gold, silver, iron ore and coal interests on property Sun River owned in Colfax County, New Mexico for $500,000 (plus stock) (the “Maxwell/Sun River Deal”).  The complaint alleges that due to the structure of the Agreement complete control over Maxwell Resources was given to Sun River.  The complaint alleges that members of Sun River used Maxwell Resources as a shell company to improperly transfer the Colfax County land to Maxwell Resources for their own benefit and control to the detriment of Sun River and its shareholders.  The complaint alleges that by acquiescing and participating in this deal, Maxwell Resources aided and abetted the Sun River defendants in breaching the fiduciary duty such defendant owed to Sun River and its shareholders.

The complaint seeks unspecified amount of damages arising from the aiding and abetting and breach of fiduciary duty claim. The Constructive Trust claim seeks that the Texas court place a constructive trust over any money or assets Maxwell Resources derived from the Agreement.

In a separate action (which was consolidated with the Richardson Matter), Dr. Steven R. Henson (a creditor and former board member of Sun River) filed a complaint alleging direct causes of action against Sun River, Donal R. Schmidt, Jr., Thimothy S. Wafford, James Pennington, Judson F. Hoover, Robert B. Fields, Stephen W. Weathers, Mark Hall, Daniel M. Cofall, Sierra Foxtrot, LP and Sierra Genpar LLC. A third amended complaint, containing claims against Maxwell Resources, was filed on March 18, 2013 (the “Henson Matter”).

The Henson Matter contains three causes of action.  The first cause of action is for defamation against Sun River and Schmidt arising from statements Schmidt allegedly made accusing Henson of insider trading.  The second cause of action is against all defendants for fraudulent transfer under certain sections of the Texas Business and Commerce Code.  Regarding Maxwell Resources, in this claim, Henson seeks to void the Maxwell/Sun River Deal on the ground that Sun River did not receive reasonably equivalent value for its sale of the mineral interests to Maxwell Resources and that the Maxwell/Sun River Deal was executed to defraud the creditors of Sun River.   The fraudulent transfer claim also seeks to void certain other transactions by Sun River and its officers, directors and board members.  Finally, the Henson Matter seeks injunctive relief to prevent Sun River and its officers, directors and board members from engaging in any other sales/transfers that would further harm the company.

The Company disputes the allegations contained against it in the Richardson and Henson Matters and believes each complaint to be wholly without merit and intends to vigorously defend the claims asserted therein.

Except for the foregoing, we are currently not aware of any other legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
31.1	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
 * Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL RESOURCES, INC.

Date: August 14, 2013
/s/ Phillip W. Dias
By: Phillip W. Dias Title: Chief Executive Officer and President
(Principal Executive Officer, Principal Financial and Accounting Officer)