Form 10-Q
period 2013-09-30
Maxwell Resources, Inc.
filed 2013-11-19
CIK 1517990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:  333-173972

Maxwell Resources, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	33-1219696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

848 N. Rainbow Blvd. #2741 Las Vegas, NV	89107
(Address of principal executive offices)	(Zip Code)

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

As of November 10, 2013, there were 57,545,526 shares of common stock, $0.001 par value, issued and outstanding.

FORM 10-Q
Maxwell Resources, Inc.

MAXWELL RESOURCES, INC.
(formerly known as Mericol, Inc.)
AN EXPLORATION STAGE COMPANY

BALANCE SHEETS

ASSETS	SEPTEMBER 30, 2013 (Unaudited)	MARCH 31, 2013
Current Assets
Cash and cash equivalents	$244,870	$508,192
Total Current Assets	244,870	508,192
Mineral rights	37,935,904	37,935,904
Total Assets	$38,180,774	$38,444,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$11,253	$53,574
Total Liabilities	11,253	53,574

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized; 2,400,000 designated as Series A; no shares issued and outstanding	-	-
2,400,000 designated as Series B; 2,400,000 shares issued and outstanding as of September 30, 2013 and March 31, 2013	-	-
Common stock, par value $0.001; 75,000,000 shares authorized, 57,545,526 shares issued and outstanding at September 30, 2013 and March 31, 2013	57,546	57,546
Additional Paid-in-capital	39,962,690	39,553,903
Deficit accumulated prior to the exploration stage	(34,489))	(34,489)
Deficit accumulated during the exploration stage	(1,816,226))	(1,186,438)
Total Stockholders’ Equity	38,169,521	38,390,522
Total Liabilities and Stockholders’ Equity	$38,180,774	$38,444,096

See accompanying notes to unaudited financial statements

MAXWELL RESOURCES, INC.
(formerly known as Mericol, Inc.)
 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Six Months Ended September 30, 2013	For the Six Months Ended September 30, 2012	For the Period From July 27, 2012 (entry into exploration stage) to September 30, 2013
Revenues	$0	$0	$0	$0	$0

Operating Expenses
General and Administrative Expenses	228,798	63,163	629,858	70,257	1,817,540
Total Operating Expenses	228,798	63,163	629,858	70,257	1,817,540
Net Loss From Operations	(228,798)	(63,163)	(629,858)	(70,257)	(1,817,540)

Interest Earned	68	408	208	408	1,314

Net Loss	$(228,730)	$(62,755)	$(629,650)	$(69,849)	$(1,816,226)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding: Basic and Diluted	57,545,526	73,499,147	57,545,526	93,525,459

See accompanying notes to unaudited financial statements

MAXWELL RESOURCES, INC.
(formerly known as Mericol, Inc.)
 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended September 30, 2013	For the Six Months Ended September 30, 2012	For the Period From July 27, 2012 (entry into exploration stage) to September 30, 2013
Operating Activities
Net loss for the period	$(629,650)	$(69,849)	$(1,816,226)
Amortization of stock compensation expense	408,649	-	1,046,291
Changes in assets and liabilities:
(Increase)/decrease in prepaid expenses	-	(2,730)	3,333
Increase/(decrease) in accounts payable and accrued expenses	(42,321)	125	11,252

Net Cash Used in Operating Activities	(263,322)	(72,454)	(755,350)

Investing Activities
Purchase of mineral rights		(500,000)	(500,000)
Net Cash Used in Investing Activities		(500,000)	(500,000)

Financing Activities
Proceeds from sale of common stock	-	1,500,000	1,500,000
Loans from related party	-	4,475	(7)
Net Cash Provided By Financing Activities	-	1,504,475	1,499,993

Net Increase (Decrease) in Cash	(263,322)	932,021	244,643
Cash, beginning of period	508,192	846	227
Cash, end of period	$244,870	$932,867	$244,870

Supplemental Cash Flow Information:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

Non Cash Investing and Financing Activities
Stock issued in purchase of mineral rights	$0	$0	$37,435,904

See accompanying notes to unaudited financial statements

MAXWELL RESOURCES, INC.
(formerly known as Mericol, Inc.)
 (AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Mericol, Inc. (the "Company") was incorporated under the laws of the State of Nevada on November 17, 2010 with the original intent of providing 3D printing technologies. On August 22, 2012 the Company changed its name to Maxwell Resources, Inc. and shifted its business focus to natural resource mining and exploration. The Company has not generated any revenues and the primary activity to date has been the acquisition and exploration of certain gold, silver, iron ore, copper and coal interests in New Mexico. The Company is considered to be an exploration stage company and its financial statements are presented in a manner similar to a development stage company as defined in FASC 915-10-05, and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7. Since inception the Company has accumulated losses of $1,850,715.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the six-month period ended September 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014.  The unaudited condensed financial statements should be read in conjunction with the March 31, 2013, financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 10, 2013.

The financial statements as of  March 31, 2013 included herein, have been derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in a total accumulated deficit of $1,850,715 as of September 30, 2013 and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating  profitable operations in the future and/or procuring the necessary financing to meet its obligations.  Management estimates the Company will require a minimum of $3.2 million additional capital within the next six to nine months to commence exploratory drilling and meet its short-term operating requirements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $244,870 cash and $0 cash equivalents as of September 30, 2013.

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

The Company has not recorded any impairment loss during the exploration stage through September 30, 2013.

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

On July 27, 2012, the Company authorized 10,000,000 shares of blank check preferred stock, of which 2,400,000 million were designated as the Company’s Series A Preferred Stock with a par value $0.001.  The Series A Preferred stock is convertible into common stock at a ratio of 1-for-1, and has voting rights at 15 times common stock voting rights. Pursuant to the July 27, 2012 agreement with Phillip Dias and Lisa Holyfield the Company was obligated to issue 2,400,000 shares of Series A Preferred Stock.  (See Note 8 below.)  Effective November 20, 2012, the Company rescinded its obligation to issue the Series A Preferred Stock to its Chief Executive Officer and sole Director.  As of September 30, 2013, there was no Series A Preferred Stock outstanding.

On August 2, 2012, the Company implemented a forward stock split through a common stock dividend payable on the Company’s outstanding shares of common stock.  The Company issued 10.68 additional shares of common stock to its stockholders of record as of August 10, 2012, for each share then held.   All common stock share quantities displayed in this report are on a post-split basis.

On December 26, 2012, the Company authorized 2,400,000 shares of Series B Preferred Stock with a par value of $0.001.  Upon the date 18 months after the issuance date of the Series B Preferred Stock, the Company shall redeem the Series B Preferred Stock shares at a purchase price equal to $1.00 for all outstanding Series B Preferred Stock.  The Series B Preferred Stock will vote as a single class with the common stock and the holders of the Series B Preferred Stock will have the number of votes equal to 15 times the number of shares of Series B Preferred Stock.

On December 26, 2012, the Company issued 2,000,000 shares of Series B Preferred Stock to its sole director and 400,000 to its Chief Executive Officer for services rendered.   The value of the shares were de minimis, as determined by an independent outside valuation firm due to the lack of income stream or economic benefit associated with holding the Series B Preferred shares.

On December 21, 2012, the Company granted its sole director options to purchase 5,132,224 shares of common stock at an exercise price of $0.52 per share. The options vested 25 % immediately upon issuance and 25% every six months through June 21, 2014 and have a term of 4.5 years.  The fair value of the options was determined to be $1,059,200 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of the Company’s common stock on December 21, 2012, of $0.46 per share; expected volatility of 105%; risk free interest rate of 0.21%; and an expected term of 1.5 years based upon management’s estimated term of liquidation.  During the three months ended September 30, 2013, $111,281 of this fair value was expensed.

On December 21, 2012, the Company granted its Chief Executive Officer options to purchase 1,026,445 shares of common stock at an exercise price of $0.52 per share.  The options vested 25 % immediately upon issuance and 25% every six months through June 21, 2014 and have a term of 4.5 years.   The fair value of the options was determined to be $211,840 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of the Company’s common stock on December 21, 2012, of $0.46 per share; expected volatility of 105%; risk free interest rate of 0.21%; and an expected term of 1.5 years based upon management’s estimated term of liquidation.  During the three months ended September 30, 2013, $ 22,256 of this fair value was expensed.

There were 57,545,526 shares of common stock; 0 shares of Series A Preferred Stock, and 2,400,000 shares of Series B Preferred Stock issued and outstanding as of September 30, 2013.

NOTE 7 – INCOME TAXES

As of September 30, 2013, the Company had net operating loss carry forwards of approximately $1,498,000 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

The Company disputes the allegations contained against it in the Richardson and Henson Matters and believes each complaint to be wholly without merit and intends to vigorously defend the claims asserted therein.  As of the date of this report, the Company’s management believes any potential liability that may results from this claim is not probable or estimable.

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

The Company has not recorded any impairment loss during the exploration stage through September 30, 2013.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended September 30, 2013, and no pronouncements were adopted during the period, which would have a material effect on the accompanying financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012.

During the three months ended September 30, 2013, we did not generate any revenue.  During the three months ended September 30, 2013, we incurred general and administrative expenses of $228,798 compared to $63,163 incurred during the three month period ended September 30, 2012. The approximate $166,000 increase in general and administrative expenses during the three months ended September 30, 2013 over September 30, 2012 is primarily attributed to the following:

1)	approximately $133,000 in stock compensation expense associated with stock options issued to our Director and Chief Executive Officer
2)	approximately $24,000 in legal, tax, and accounting professional services expenses
3)	approximately $ 4,000 in consulting geology

Our net loss for the three months ended September 30, 2013 was $228,730 compared to a net loss of $62,755 during the three months ended September 30, 2012.  The increase in net loss is due to the increase in general and administrative expenses as outlined above.

The weighted average number of shares outstanding was 57,545,526 for the three months ended September 30, 2013.

Six Months Ended September 30, 2013 Compared to the Six Months Ended September 30, 2012.

During the six months ended September 30, 2013, we did not generate any revenue.  During the six months ended September 30, 2013, we incurred general and administrative expenses of $629,858 compared to $70,257 incurred during the six month period ended September 30, 2012. The approximate $559,000 increase in general and administrative expenses during the six months ended September 30, 2013 over September 30, 2012 is primarily attributed to the following:

1)	approximately $409,000 in stock compensation expense associated with stock options issued to our Director and Chief Executive Officer
2)	approximately $111,000 in legal, tax, and accounting professional services expenses
3)	approximately $34,000 in management compensation

Our net loss for the six months ended September 30, 2013 was $629,650 compared to a net loss of $69,489 during the six months ended September 30, 2012.  The increase in net loss is due to the increase in general and administrative expenses as outlined above.

The weighted average number of shares outstanding was 57,545,526 for the six months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We are an exploration stage company with limited operations since our inception on November 17, 2010.  As of September 30, 2013, we had total assets of $38,180,774 and total liabilities of $11,253. Since our company entered the exploration stage through September 30, 2013, we have accumulated a deficit of $1,816,226. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.

As of the date of this Report (subsequent to our financial statements as of September 30, 2013), our current average monthly cash burn rate ranges from approximately $20,000 to $40,000Our primary cash expenses at this time include (i) approximately $8,000 in management compensation per month associated with our company’s efforts to explore our prospective mineral deposits, and (ii) approximately $25,000 in monthly legal fees to defend the claims against our company as described in Part II. Item 1. Legal Proceedings section of this Report set forth below.

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

As of September 30, 2013, our current assets were $244,870 compared to $508,192 in current assets at March 31, 2013. Our current assets were comprised of cash. As of September 30, 2013, our current liabilities were $11,253 compared to $53,574 at March 31, 2013, consisting of accounts payable.

Stockholders’ equity was $38,169,521 as of September 30, 2013 compared to stockholders’ equity of $38,390,522 as of March 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  For the six months ended September  30, 2013, net cash flows used in operating activities was $263,322 primarily attributed to the net loss of $629,650 partially offset by stock compensation expense of approximately $409,000.

Cash Flows from Investing Activities

For the six months ended September 30, 2013, there were no cash flows associated with investing activities

Cash Flows from Financing Activities

We have historically financed our operations from related party loans and the sale of the Company’s stock.  For the six months ended September 30, 2013, net cash used in financing activities was $0.

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

The Company’s management, comprising of our Chief Executive Officer, our sole officer who is also presently serving as our Principal Financial & Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as the end of the period covered by this quarterly report. Based on this evaluation, it was concluded that the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, management concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2013.

Changes in Internal Controls Over Financial Reporting

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

Date: November 19, 2013
/s/ Phillip W. Dias
By: Phillip W. Dias Title: Chief Executive Officer and President
(Principal Executive Officer, Principal Financial and Accounting Officer)