Form 10-Q
period 2013-12-31
Maxwell Resources, Inc.
filed 2014-03-03
CIK 1517990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:  333-173972

Maxwell Resources, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	33-1219696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

848 N. Rainbow Blvd. #2741 Las Vegas, NV	89107
(Address of principal executive offices)	(Zip Code)

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

As of February 27, 2014, there were 57,545,526 shares of common stock, $0.001 par value, issued and outstanding.

FORM 10-Q
Maxwell Resources, Inc.

MAXWELL RESOURCES, INC.
(formerly known as Mericol, Inc.)
AN EXPLORATION STAGE COMPANY

BALANCE SHEETS

ASSETS	DECEMBER 31, 2013 (Unaudited)	MARCH 31, 2013
Current Assets
Cash and cash equivalents	$114,051	$508,192
Prepaid expenses	17,925	-
Total Current Assets	131,976	508,192
Mineral rights	37,935,904	37,935,904
Total Assets	$38,067,880	$38,444,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$444	$53,574
Total Liabilities	444	53,574

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, 10,000,000 shares authorized; 2,400,000 designated as Series A; no shares issued and outstanding	-	-
2,400,000 designated as Series B; 2,400,000 shares issued and outstanding as of December 31, 2013 and March 31, 2013	-	-
Common stock, par value $0.001; 75,000,000 shares authorized, 57,545,526 shares issued and outstanding at December 31, 2013 and March 31, 2013	57,546	57,546
Additional Paid-in-capital	40,087,523	39,553,903
Deficit accumulated prior to the exploration stage	(34,489)	(34,489)
Deficit accumulated during the exploration stage	(2,043,144)	(1,186,438)
Total Stockholders’ Equity	38,067,436	38,390,522
Total Liabilities and Stockholders’ Equity	$38,067,880	$38,444,096

See accompanying notes to unaudited financial statements

MAXWELL RESOURCES, INC.
(formerly known as Mericol, Inc.)
(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended December 31, 2013	For the Three Months Ended December 31, 2012	For the Nine Months Ended December 31, 2013	For the Nine Months Ended December 31, 2012	For the Period From July 27, 2012 (entry into exploration stage) to December 31, 2013
Revenues	$0	$0	$0	$0	$0

Operating Expenses
General and Administrative Expenses	226,958	507,566	856,816	577,837	2,044,501
Total Operating Expenses	226,958	507,566	856,816	577,837	2,044,501
Net Loss From Operations	(226,958)	(507,566)	(856,816)	(577,837)	(2,044,501)

Interest Earned	43	376	251	784	1,357

Net Loss	$(226,915)	$(507,190)	$(856,565)	$(577,053)	$(2,043,144)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.01)	$(0.012)	$(0.01)
Weighted Average Number of Shares Outstanding: Basic and Diluted	57,545,526	57,545,526	57,545,526	81,532,148

See accompanying notes to unaudited financial statements

MAXWELL RESOURCES, INC.
(formerly known as Mericol, Inc.)
(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended December 31, 2013	For the Nine Months Ended December 31, 2012	For the Period From July 27, 2012 (entry into exploration stage) to December 31, 2013
Operating Activities
Net loss for the period	$(856,565)	$(577,053)	$(2,043,144)
Amortization of stock compensation expense	533,620	349,734	1,171,262
Changes in assets and liabilities:
(Increase)/decrease in prepaid expenses	(17,925)	(13,666)	(14,592)
Increase/(decrease) in accounts payable and accrued expenses	(53,271)	2,826	305

Net Cash Used in Operating Activities	(394,141)	(238,159)	(886,169)

Investing Activities
Purchase of mineral rights	-	(500,000)	(500,000)
Net Cash Used in Investing Activities	-	(500,000)	(500,000)

Financing Activities
Proceeds from sale of common stock	-	1,500,000	1,500,000
Loans from related party	-	4,467	(7)
Net Cash Provided By Financing Activities	-	1,504,467	1,499,993

Net Increase (Decrease) in Cash	(394,141)	766,308	113,824
Cash, beginning of period	508,192	846	227
Cash, end of period	$114,051	$767,154	$114,051

Supplemental Cash Flow Information:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

Non Cash Investing and Financing Activities
Stock issued in purchase of mineral rights	$0	$37,435,904	$37,435,904

See accompanying notes to unaudited financial statements

MAXWELL RESOURCES, INC.
(formerly known as Mericol, Inc.)
(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Mericol, Inc. (the "Company") was incorporated under the laws of the State of Nevada on November 17, 2010 with the original intent of providing 3D printing technologies. On August 22, 2012 the Company changed its name to Maxwell Resources, Inc. and shifted its business focus to natural resource mining and exploration. The Company has not generated any revenues and the primary activity to date has been the acquisition and exploration of certain gold, silver, iron ore, copper and coal interests in New Mexico. The Company is considered to be an exploration stage company and its financial statements are presented in a manner similar to a development stage company as defined in FASC 915-10-05, and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7. Since inception the Company has accumulated losses of $2,077,633.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the nine-month period ended December 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014.  The unaudited condensed financial statements should be read in conjunction with the March 31, 2013, financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 10, 2013.

The financial statements as of March 31, 2013 included herein, have been derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in a total accumulated deficit of $2,077,633 as of December 31, 2013 and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or procuring the necessary financing to meet its obligations.  Management estimates the Company will require a minimum of $3.2 million additional capital within the next six to nine months to commence exploratory drilling and meet its short-term operating requirements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $114,051 cash and $0 cash equivalents as of December 31, 2013.

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

The Company has not recorded any impairment loss during the exploration stage through December 31, 2013.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. On December 21, 2012, the Company’s Board of Directors adopted the 2012 Equity Incentive Plan and reserved for issuance under the Plan, 8,600,000 shares of the Company’s common stock. Also, on December 21, 2012, the Company’s Board of Directors approved the grant of 5,132,224 options to its sole director and 1,026,445 options to its sole officer.  On February 5, 2014, Lisa Holyfield resigned as a director of the Company.   As of the date of Ms. Holyfield’s resignation, a total of 3,849,168 of her options had vested, resulting in 1,283,056 options being forfeited as of her resignation date.

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

The Company has 4,619,002 potentially diluted securities issuable upon the exercise of stock options which were not included in the calculation of diluted loss per share because the effect would have been anti-dilutive.

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

On February 5, 2014, Lisa Holyfield resigned as a director of the Company.

On February 11, 2014, Donal R. Schmidt, Jr. was elected as a director of the Company.

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

On July 27, 2012, the Company authorized 10,000,000 shares of blank check preferred stock, of which 2,400,000 million were designated as the Company’s Series A Preferred Stock with a par value $0.001.  The Series A Preferred stock is convertible into common stock at a ratio of 1-for-1, and has voting rights at 15 times common stock voting rights. Pursuant to the July 27, 2012 agreement with Phillip Dias and Lisa Holyfield the Company was obligated to issue 2,400,000 shares of Series A Preferred Stock (see Note 8 below).  Effective November 20, 2012, the Company rescinded its obligation to issue the Series A Preferred Stock to its Chief Executive Officer and sole Director.  As of December 31, 2013, there was no Series A Preferred Stock outstanding.

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

On December 21, 2012, the Company granted its sole director Lisa Holyfield options to purchase 5,132,224 shares of common stock at an exercise price of $0.52 per share. The options vested 25 % immediately upon issuance and 25% every six months through June 21, 2014 and have a term of 4.5 years.  The fair value of the options was determined to be $1,059,200 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of the Company’s common stock on December 21, 2012, of $0.46 per share; expected volatility of 105%; risk free interest rate of 0.21%; and an expected term of 1.5 years based upon management’s estimated term of liquidation.  During the three months ended December 31, 2013, $104,026 of this fair value was expensed.  On February 5, 2014, Lisa Holyfield resigned as a director of the Company.  As of the date of Ms. Holyfield’s resignation, a total of 3,849,168 of her options had vested, resulting in 1,283,056 options being forfeited as of her resignation date.

On December 21, 2012, the Company granted its Chief Executive Officer options to purchase 1,026,445 shares of common stock at an exercise price of $0.52 per share.  The options vested 25 % immediately upon issuance and 25% every six months through June 21, 2014 and have a term of 4.5 years.  The fair value of the options was determined to be $211,840 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of the Company’s common stock on December 21, 2012, of $0.46 per share; expected volatility of 105%; risk free interest rate of 0.21%; and an expected term of 1.5 years based upon management’s estimated term of liquidation.  During the three months ended December 31, 2013, $20,805 of this fair value was expensed.

There were 57,545,526 shares of common stock; 0 shares of Series A Preferred Stock, and 2,400,000 shares of Series B Preferred Stock issued and outstanding as of December 31, 2013.

NOTE 7 – INCOME TAXES

As of December 31, 2013, the Company had net operating loss carry forwards of approximately $1,498,000 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

The Company has not recorded any impairment loss during the exploration stage through December 31, 2013.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended December 31, 2013, and no pronouncements were adopted during the period, which would have a material effect on the accompanying financial statements.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012.

During the three months ended December 31, 2013, we did not generate any revenue.  During the three months ended December 31, 2013, we incurred general and administrative expenses of $226,958 compared to $507,566 incurred during the three month period ended December 31, 2012. The approximate $281,000 decrease in general and administrative expenses during the three months ended December 31, 2013 compared to December 31, 2012 is primarily attributed to the following higher expenses during the 2012 period:

1)	approximately $225,000 higher stock compensation expense in 2012 associated with stock options issued to our Chief Executive Officer and sole Director
2)	approximately $43,000 higher engineering and geological consulting expenses associated with the study of the Company’s mineral rights during 2012
3)	approximately $10,000 higher legal, accounting, and professional fees related to the accounting for the acquisition of mineral rights as well as the stock options issued to the Company’s management

Our net loss for the three months ended December 31, 2013 was $226,915 compared to a net loss of $507,190 during the three months ended December 31, 2012.  The decrease in net loss is due to the decrease in general and administrative expenses as outlined above.

The weighted average number of shares outstanding was 57,545,526 for the three months ended December 31, 2013.

Nine Months Ended December 31, 2013 Compared to the Nine Months Ended December 31, 2012.

During the nine months ended December 31, 2013, we did not generate any revenue.  During the nine months ended December 31, 2013, we incurred general and administrative expenses of $856,816 compared to $577,837 incurred during the nine month period ended December 31, 2012. The approximate $279,000 increase in general and administrative expenses during the nine months ended December 31, 2013 over the 2012 period is primarily attributed to the following:

1)	approximately $180,000 in stock compensation expense associated with stock options issued our Chief Executive Officer and sole Director
2)	approximately $100,000 in legal, tax, and accounting professional services expenses

Our net loss for the nine months ended December 31, 2013 was $856,565 compared to a net loss of $577,053 during the nine months ended December 31, 2012.  The increase in net loss is due to the increase in general and administrative expenses as outlined above.

The weighted average number of shares outstanding was 57,545,526 for the nine months ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We are an exploration stage company with limited operations since our inception on November 17, 2010.  As of December 31, 2013, we had total assets of $38,067,880 and total liabilities of $445. Since our company entered the exploration stage through December 31, 2013, we have accumulated a deficit of $2,077,633. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.

As of the date of this Report (subsequent to our financial statements as of December 31, 2013), our current average monthly cash burn rate ranges from approximately $15,000 to $25,000.  Our primary cash expenses at this time include (i) approximately $6,600 in management compensation per month associated with our company’s efforts to explore our prospective mineral deposits, and (ii) approximately $6,000 in monthly legal fees to defend the claims against our company as described in Part II. Item 1. Legal Proceedings section of this Report set forth below.

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

As of December 31, 2013, our current assets were $131,976 compared to $508,192 in current assets at March 31, 2013. Our current assets were comprised of $114,051 cash and $17,925 prepaid expenses. As of December 31, 2013, our current liabilities were $445 compared to $53,574 at March 31, 2013, consisting of accounts payable.

Stockholders’ equity was $38,067,436 as of December 31, 2013 compared to stockholders’ equity of $38,390,522 as of March 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  For the nine months ended December 31, 2013, net cash flows used in operating activities was $394,141 primarily attributed to the net loss of $856,565, partially offset by stock compensation expense of approximately $534,000.

Cash Flows from Investing Activities

For the nine months ended December 31, 2013, there were no cash flows associated with investing activities

Cash Flows from Financing Activities

We have historically financed our operations from related party loans and the sale of the Company’s stock.  For the nine months ended December 31, 2013, net cash used in financing activities was $0.

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

The Company’s management, comprising of our Chief Executive Officer, our sole officer who is also presently serving as our Principal Financial & Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as the end of the period covered by this quarterly report. Based on this evaluation, it was concluded that the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, management concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2013.

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

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description	Filed
3.01(a)	Articles of Incorporation filed with the Nevada Secretary of State on November 17, 2010	Filed with the SEC on May 6, 2011 as part of our Registration Statement on Form S-1.
3.01(b)	Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on August 22, 2012	Filed with the SEC on November 20, 2012 as part of our Quarterly Report on Form 10-Q.
3.01(c)	Certificate of Designation of Series B Preferred Stock filed with the Nevada Secretary of State on December 26, 2012	Filed with the SEC on December 28, 2012 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on May 6, 2011 as part of our Registration Statement on Form S-1.
10.01	3D Printing Agreement between Licon, Corp. and Mericol, Inc. dated March 8, 2011	Filed with the SEC on May 6, 2011 as part of our Registration Statement on Form S-1.
10.02	Contract for Sale by and between Mericol, Inc. and Sun River Energy, Inc. dated July 27, 2012	Filed with the SEC on August 2, 2012 as part of our Current Report on Form 8-K.
10.03	Employment Agreement by and between Mericol, Inc. and Phillip Dias dated July 27, 2012	Filed with the SEC on August 2, 2012 as part of our Current Report on Form 8-K.
16.01	Letter from Chadwick to the SEC dated October 26, 2012	Filed with the SEC on October 26, 2012 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS*	XBRL Instance Document.	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

  * Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXWELL RESOURCES, INC.

Date: February 28, 2014	/s/ Phillip W. Dias
By: Phillip W. Dias
Its: President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: February 28, 2014	/s/ Phillip W. Dias
By: Phillip W. Dias
Its: Director